Form 10-Q
period 2020-09-30
Viveon Health Acquisition Corp.
filed 2021-02-05
CIK 1823857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001-39827

VIVEON HEALTH ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	85-2788202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Gibson, Deal & Fletcher, PC Spalding Exchange 3953 Holcomb Bridge Road Suite 200 Norcross Georgia 30092

(Address of principal executive offices)

(404)-861-5393

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock,	VHAQ	NYSE American, LLC
Warrants	VHAQW	NYSE American, LLC
Units	VHAQ	NYSE American, LLC
Rights	VHAQR	NYSE American, LLC

As of February 2, 2021, 25,156,250 shares of common stock, $0.0001 par value, were issued and outstanding.

VIVEON HEALTH ACQUISITION CORP.

FORM 10-Q FOR THE period from inception (August 7, 2020) to SEPTEMBER 30, 2020

i

PART I – FINANCIAL STATEMENTS

Item 1. Financial Statements (Unaudited)

VIVEON HEALTH ACQUISITION CORP.
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2020

(Unaudited)

Assets
Deferred offering costs	$125,000
Total assets	$125,000

Liabilities and Stockholder’s Equity
Accrued expenses	$467
Promissory note-related party	100,000
Total current liabilities	100,467

Stockholder’s Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—
Common stock, $0.0001 par value; 60,000,000 shares authorized; 5,031,250 shares issued and outstanding(1)	503
Additional paid-in capital	24,497
Accumulated deficit	(467)
Total stockholder’s equity	24,533
Total Liabilities and Stockholder’s Equity	$125,000

(1)	Includes up to 656,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On December 30, 2020, the underwriters fully exercised the over-allotment option (see Note 5).

The accompanying notes are an integral part of the condensed financial statements.

VIVEON HEALTH ACQUISITION CORP.
CONDENSED STATEMENT OF OPERATIONS
FOR THE PERIOD FROM AUGUST 7, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

Formation costs	$467
Net loss	$(467)
Basic and diluted weighted average shares outstanding(1)	4,375,000
Basic and diluted net loss per share	$(0.00)

(1)	Excludes up to 656,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On December 30, 2020, the underwriters fully exercised the over-allotment option (see Note 5).

The accompanying notes are an integral part of the condensed financial statements.

VIVEON HEALTH ACQUISITION CORP.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Stockholder’s
	Shares(1)	Amount	Capital	Deficit	Equity
Balance as of August 7, 2020 (inception)	—	$—	$—	$—	$—
Common stock issued to founders	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	(467)	(467)
Balance as of September 30, 2020	5,031,250	$503	$24,497	$(467)	$24,533

(1)	Includes up to 656,250 shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On December 30, 2020, the underwriters fully exercised the over-allotment option (see Note 5).

The accompanying notes are an integral part of the condensed financial statements.

VIVEON HEALTH ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM AUGUST 7, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

(Unaudited)

Cash flows from operating activities:
Net loss	$(467)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in current assets and liabilities:
Accrued expenses	467
Net cash used in operating activities	—
Net change in cash	—
Cash, beginning of the period	—
Cash, end of period	$—
Supplemental disclosure of cash flow information:
Non-cash financing transactions:
Deferred offering costs paid by Sponsor in exchange for issuance of common stock	$25,000
Deferred offering costs paid by Sponsor under the promissory note	$100,000

The accompanying notes are an integral part of the condensed financial statements.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Note 1 — Organization and Business Operation

Viveon Health Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware company on August 7, 2020. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Initial Business Combination”). The Company has not selected any specific business combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to the Initial Business Combination.

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from August 7, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the proposed initial public offering (“Initial Public Offering” or “IPO”), described below. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company’s sponsor is Viveon Health LLC, a Delaware limited liability company (the “Sponsor”).

Subsequent to September 30, 2020, the registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on December 22, 2020 (the “Effective Date”). On December 28, 2020, the Company consummated the IPO of 17,500,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “public share”, the warrants included in the Units, the “public warrants” and the rights included in the Units, the “rights”)), at $10.00 per Unit, generating gross proceeds of $175,000,000, which is discussed in Note 3. Simultaneously with the closing of the IPO, the Company consummated the sale of 18,000,000 warrants (the “Private Warrants”), at a price of $0.50 per Private Warrant, which is discussed in Note 4.

Transaction costs of the IPO amounted to $10,108,281 consisting of $3,500,000 of underwriting discount $6,125,000 of deferred underwriting discount, and $483,281 of other offering costs.

Following the closing of the IPO on December 28, 2020, $176,750,000 (approximately $10.10 per Unit) from net offering proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earliest to occur of (1) the completion of the Company’s Initial Business Combination within 15 months and (2) the Company’s redemption of 100% of the outstanding public shares if the Company has not completed a business combination in the required time period.

The Company has selected December 31 as its fiscal year end.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more Initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the agreement to enter into the Initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

In connection with any proposed Initial Business Combination, the Company will either (1) seek stockholder approval of such Initial Business Combination at a meeting called for such purpose at which public stockholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide its public stockholders with the opportunity to sell their public shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein.

If the Company determines to engage in a tender offer, such tender offer will be structured so that each public stockholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. If enough stockholders tender their shares so that the Company is unable to satisfy any applicable closing condition set forth in the definitive agreement related to its Initial Business Combination, or the Company is unable to maintain net tangible assets of at least $5,000,001, the Company will not consummate such Initial Business Combination. The decision as to whether it will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to the Company in a tender offer will be made by the Company based on a variety of factors such as the timing of the transaction or whether the terms of the transaction would otherwise require us to seek stockholder approval.

If the Company provides stockholders with the opportunity to sell their shares to it by means of a tender offer, it will file tender offer documents with the SEC which will contain substantially the same financial and other information about the Initial Business Combination as is required under the SEC’s proxy rules. If the Company seeks stockholder approval of its Initial Business Combination, the Company will consummate the business combination only if a majority of the outstanding shares of common stock present in person or by proxy at a meeting of the Company are voted in favor of the business combination.

The common stock subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the IPO, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination.

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its Initial Business Combination and the Company does not conduct redemptions in connection with its Initial Business Combination pursuant to the tender offer rules, the Amended and Restated Certificate of Incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in this offering, without the Company’s prior consent. The Company’s sponsor, officers and directors (the “initial stockholders”) have agreed not to propose any amendment to the Amended and Restated Certificate of Incorporation (a) that would modify the substance or timing of the Company’s obligation to provide for the redemption of its public shares in connection with an Initial Business Combination or to redeem 100% of its public shares if the Company does not complete its Initial Business Combination within 15 months from the closing of the IPO (the “Combination Period”) or (b) with respect to any other material provisions relating to stockholders’ rights or pre-Initial Business Combination activity, unless the Company provide its public stockholders with the opportunity to redeem their shares of common stock in conjunction with any such amendment.

If the Company is unable to complete its Initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares (including any public units in this offering or any public units or shares that its initial stockholders or their affiliates purchased in this offering or later acquired in the open market or in private transactions), which will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of the Company’s remaining holders of common stock and its board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject (in the case of (ii) and (iii) above) to its obligations to provide for claims of creditors and the requirements of applicable law.

The Company’s initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if the Company fails to complete its Initial Business Combination within the Combination Period. However, if the initial stockholders acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails to complete a Business Combination during the Combination Period.

Emerging Growth Company

The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Business Startups Act of 2012, ( the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company intends to take advantage of the benefits of this extended transition period.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring accruals, which are necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s final prospectus for its IPO as filed with the SEC on December 28, 2020, as well as the Company’s Current Reports on Form 8-K, as filed with the SEC on December 29, 2020 and January 4, 2021. The interim results for the period from August 7, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results to be expected for the period ending December 31, 2020 or for any future periods.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO and that will be charged to stockholders’ equity upon the completion of the IPO. Offering costs amounting to $10,108,281 were charged to shareholders’ equity upon the completion of the IPO (see Note 1). As of September 30, 2020, there was $125,000 of costs, classified as deferred offering costs, in the accompanying unaudited condensed balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss Per Share

Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 656,250 shares, after giving retroactive effect to the share dividend described in Note 8, that are subject to forfeiture if the over-allotment option is not exercised by the underwriters (see Note 7). On December 30, 2020, the underwriters fully exercised the over-allotment option. As of September 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes”. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from August 7, 2020 (inception) through September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be immaterial for the period ending September 30, 2020.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Pursuant to the IPO, the Company sold 17,500,000 Units, (at a price of $10.00 per Unit. Each Unit consists of one share of Common Stock, par value $0.0001 per share one redeemable warrant (each, a “Public Warrant”) and one right. Each right entitles the holder thereof to receive one-twentieth (1/20) of a share of common stock upon consummation of our Initial Business Combination. Each Public Warrant entitles the holder to purchase one-half (1/2) of a share of Common Stock at a price of $11.50 per whole share subject to adjustment as described in the prospectus. The Company will not issue fractional shares. As a result, public stockholders must exercise public warrants in multiples of two warrants. Each warrant will become exercisable on the later of one year after the closing of this offering or the consummation of an Initial Business Combination, and will expire five years after the completion of the Initial Business Combination, or earlier upon redemption or liquidation.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 18,000,000 warrants at a price of $0.50 per warrant ($9,000,000 in the aggregate), each exercisable to purchase one-half of a share common stock at a price of $11.50 per whole share, in a private placement that closed simultaneously with the closing of this offering. A portion of the purchase price of the private placement warrants was added to the proceeds from this offering to be held in the Trust Account.

Note 5 — Related Party Transactions

Founder Shares

On August 28, 2020, the Sponsor paid $25,000, or approximately $0.007 per share, to cover certain offering costs in consideration for 3,593,750 shares of common stock, par value $0.0001 (the “Founder Shares”). On December 3, 2020, the Company declared a share dividend of $0.36 for each outstanding share, resulting in 4,887,500 shares outstanding, and on December 22, 2020, the Company declared a share dividend of $0.03 resulting in 5,031,250 shares which includes an aggregate of up to 656,250 shares that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, and up to an aggregate of 1,006,250 shares of common stock (or 875,000 shares of common stock to the extent that the underwriters’ over-allotment is not exercised, pro rata) that are subject to forfeiture to the extent that rights are exercised upon consummation of an Initial Business Combination (see Note 8). The forfeiture will be adjusted to the extent that the over-allotment option is not exercised in full by the underwriters so that the Founder Shares will represent 20.0% of the Company’s issued and outstanding stock after the IPO. If the Company increases or decreases the size of the offering, the Company will affect a share capitalization or share contribution back to capital, as applicable, immediately prior to the consummation of the IPO in such amount as to maintain the Founder Share ownership of the Company’s stockholders prior to the IPO at 20.0% of the Company’s issued and outstanding common stock upon the consummation of the IPO. In connection with the underwriters’ full exercise of their over-allotment option on December 30, 2020, the 656,250 founder shares were no longer subject to forfeiture.

On the date of the offering, the founder shares were placed into an escrow account maintained by Continental Stock Transfer & Trust Company acting as escrow agent. 50% of these shares will not be transferred, assigned, sold or released from escrow until the earlier of (i) 6 months after the date of the consummation of the Company’s Initial Business Combination or (ii) the date on which the closing price of the Company’s shares of common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after its Initial Business Combination and the remaining 50% of the founder shares will not be transferred, assigned, sold or released from escrow until 6 months after the date of the consummation of the Company’s Initial Business Combination, or earlier, in either case, if, subsequent to its Initial Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (1) to any persons (including their affiliates and stockholders) participating in the private placement of the private warrants, officers, directors, stockholders, employees and members of the Company’s sponsor and its affiliates, (2) amongst initial stockholders or their respective affiliates, or to the Company’s officers, directors, advisors and employees, (3) if a holder is an entity, as a distribution to its, partners, stockholders or members upon its liquidation, (4) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is a holder or a member of a holder’s immediate family, for estate planning purposes, (5) by virtue of the laws of descent and distribution upon death, (6) pursuant to a qualified domestic relations order, (7) by certain pledges to secure obligations incurred in connection with purchases of the Company’s securities, (8) by private sales at prices no greater than the price at which the shares were originally purchased or (9) for the cancellation of up to 656,250 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part or in connection with the consummation of the Company’s Initial Business Combination, in each case (except for clause 9 or with the Company’s prior consent) where the transferee agrees to the terms of the escrow agreement and the insider letter.

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of March 31, 2021 or the completion of the IPO. The Company intends to repay the promissory note from the proceeds of the Proposed Offering not being placed in the Trust Account. As of September 30, 2020, the Company has drawn down $100,000 under the promissory note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would be repaid upon consummation of the Company’s Initial Business Combination, without interest. As of September 30, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities and secretarial support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 6 — Commitments & Contingencies

Registration Rights

The holders of the Company’s insider shares issued and outstanding on the date of this prospectus, as well as the holders of the private warrants (and underlying securities) will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of this offering. The holders of a majority of these securities are entitled to make up to two demands that the Company registers such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private warrants (and underlying securities) can elect to exercise these registration rights at any time after the Company consummates a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of a business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriter had a 45-day option beginning December 28, 2020 to purchase up to an additional 2,625,000 additional Units to cover over-allotments. On December 30, 2020, the underwriters purchased 2,625,000 Over-Allotment Units fully exercising the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Over-Allotment Unit, generating additional gross proceeds of $26,250,000 to the Company. The underwriters were paid an underwriting discount of $0.2 per unit, or $4.02 million upon the closing of the IPO and the full exercise of the Over-Allotment Option. Additionally, a deferred underwriting discount of $0.35 per unit, or $6.13 million in the aggregate (or $7.04 million in the aggregate if the underwriters’ over-allotment option is exercised in full) will be payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 7 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020, there was no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 60,000,000 shares of common stock with a par value of $0.0001 per share. On December 22, 2020, the Company amended its Certificate of Incorporation and increased its authorized shares to 60,000,000 shares of common stock. Holders are entitled to one vote for each share of common stock. After giving retroactive effect to the share dividends described in Note 8, there were 5,031,250 common stock issued and outstanding as of September 30, 2020.

Warrants — The Public Warrants will become exercisable on the later of one year after the closing of this offering or the consummation of an Initial Business Combination, and will expire five years after the completion of an Initial Business Combination, or earlier upon redemption.

The Company may call the Public Warrants for redemption:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the warrants for redemption as described above, its management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Company’s common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of warrants. Whether the Company will exercise our option to require all holders to exercise their warrants on a “cashless basis” will depend on a variety of factors including the price of our common shares at the time the warrants are called for redemption, its cash needs at such time and concerns regarding dilutive share issuances.

If (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its Initial Business Combination at an issue price or effective issue price of less than $9.50 per share of common stock (with such issue price or effective issue price to be determined in good faith by its board of directors, and in the case of any such issuance to its sponsor, initial stockholders or their affiliates, without taking into account any founders’ shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our Initial Business Combination on the date of the consummation of our Initial Business Combination (net of redemptions), and (z) the Market Value is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities and the $16.50 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 165% of the Market Value. The warrants may be exercised upon surrender of the warrant certificate on or prior to the expiration date at the offices of the warrant agent, with the exercise form on the reverse side of the warrant certificate completed and executed as indicated, accompanied by full payment of the exercise price, by certified or official bank check payable to the Company, for the number of warrants being exercised. The warrant holders do not have the rights or privileges of holders of shares of common stock and any voting rights until they exercise their warrants and receive shares of common stock. After the issuance of shares of common stock upon exercise of the warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by stockholders.

Rights —

Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-twentieth (1/20) of a share of common stock upon consummation of our Initial Business Combination. In the event the Company will not be the surviving company upon completion of our Initial Business Combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-twentieth (1/20) of a share underlying each right upon consummation of the business combination. The Company cannot issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As a result, holders must hold rights in multiples of 20 in order to receive shares for all rights upon closing of a business combination. If the Company is unable to complete an Initial Business Combination within the required time period and the Company redeems the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

Note 8 — Subsequent Events

The notes to the financial statements include a discussion of material events, if any, which have occurred subsequent to (referred to as “subsequent events”) the date these financial statements were issued. Management has evaluated the subsequent events through this date and has concluded that no other material subsequent events have occurred that require additional adjustment or disclosure in the financial statements.

On December 3, 2020, the Company declared a share dividend of $0.36 for each outstanding share, resulting in 4,887,500 shares outstanding, and on December 22, 2020 the Company declared a share dividend of $0.03, resulting in 5,031,250 shares outstanding. All shares and associated amounts have been retroactively restated.

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the IPO pursuant to a promissory note, dated August 8, 2020 (the “Note”). The Note was amended and restated on December 18, 2020 to increase the amount of the loan to $500,000.

On December 22, 2020, the Company amended its Certificate of Incorporation and increased its authorized shares to 60,000,000 shares of common stock.

On December 28, 2020, the Company consummated the IPO of 17,500,000 Units at $10.00 per Unit, generating gross proceeds of $175,000,000. Each Unit consists of one share of common stock, par value $0.0001, one warrant to purchase one-half of one share of common stock, and one right to receive one-twentieth (1/20) of a share of common stock upon the consummation of an Initial Business Combination.

In connection with the IPO, the underwriters were granted a 45-day option from the date of the prospectus (the “Over-Allotment Option”) to purchase up to 2,625,000 additional units to cover over-allotments (the “Over-Allotment Units”), if any. On December 30, 2020, the underwriters purchased 2,625,000 Over-Allotment Units fully exercising the Over-Allotment Option. The Over-Allotment Units were sold at an offering price of $10.00 per Over-Allotment Unit, generating additional gross proceeds of $26,250,000 to the Company.

Simultaneously with the closing of the IPO, the Company consummated a private placement with Viveon Health LLC, its sponsor, of 18,000,000 warrants (the “Private Warrants”), at a price of $0.50 per Private Warrant, exercisable to purchase 9,000,000 shares of Common Stock, generating total proceeds of $9,000,000.

Item 2. Management’s Discussion and Analysis.

Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings. References to “we”, “us”, “our” or the “Company” are to Viveon Health Acquisition Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our condensed financial statements and related notes thereto included elsewhere in this report.

Overview

We were formed on August 7, 2020 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Although we are not limited to a particular industry or geographic region for purposes of consummating an Initial Business Combination, we intend to focus on businesses that have their primary operations located in North America in the healthcare industry. We intend to utilize cash derived from the proceeds of our initial public offering in effecting our Initial Business Combination.

We presently have no revenue, have had losses since inception from incurring formation costs and have had no operations other than the active solicitation of a target business with which to complete a business combination. We have relied upon the sale of our securities and loans from our officers and directors to fund our operations.

On December 28, 2020, the Company consummated an initial public offering (the “IPO”) of 17,500,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “public shares”), at $10.00 per Unit, generating gross proceeds of $175,000,000. Each Unit consists of one share of common stock, par value $0.0001, one warrant to purchase one-half of one share of common stock, and one right to receive one-twentieth (1/20) of a share of common stock upon the consummation of an Initial Business Combination.

The Company granted the underwriters a 45-day option to purchase up to an additional 2,550,000 units (over and above the 17,500,000 units referred to above) solely to cover over-allotments, if any. On December 28, 2020, the underwriters exercised the over-allotment option in full, and the closing of the sale of the additional Units pursuant to the over-allotment option occurred on December 30, 2020. The issuance by the Company of 2,625,000 over-allotment option units at a price of $10.00 per unit resulted in additional gross proceeds of $26,250,000.

Simultaneously with the closing of the IPO, the Company consummated a private placement with Viveon Health LLC, its sponsor, of 18,000,000 warrants (the “Private Warrants”), at a price of $0.50 per Private Warrant, exercisable to purchase 9,000,000 shares of Common Stock, generating total proceeds of $9,000,000.

As of December 30, 2020, a total of $203,262,500 of the net proceeds from the IPO (including the over-allotment option units) and the Private Warrants were deposited in a trust account established for the benefit of the Company’s public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

Our entire activity from August 7, 2020 (inception) through September 30, 2020 was in preparation for the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our Initial Business Combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and cash equivalents. Interest income is not expected to be significant in view of current low interest rates on risk-free investments (treasury securities). We expect to incur increased expenses as a result of being a public company (for legal fees; financial reporting; accounting and auditing compliance), as well as for due diligence expenses.

From August 7, 2020 (inception) through September 30, 2020, we had a net loss of $467, which consisted of formation costs.

Liquidity and Capital Resources

As of September 30, 2020, we had $-0- in cash. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an Initial Business Combination.

Our liquidity needs have been satisfied to date through receipt of $25,000 from the sale of the insider shares and loans from insiders in an aggregate amount of $228,758 outstanding as of December 28, 2020, and, following the IPO, the remaining net proceeds from our IPO and Private Placement held outside of trust in the amount of $3,884,775.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the trust account, in connection with our Initial Business Combination and to pay our expenses relating thereto, including a deferred underwriting commission payable to Chardan Capital Markets, LLC in an amount equal to 3.5% of the total gross proceeds raised in the IPO upon consummation of our Initial Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect our Initial Business Combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Initial Business Combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We anticipate that the amounts outside of our trust account will be sufficient to allow us to operate 14 months from the filing date of this Form 10-Q, assuming that a business combination is not consummated during that time.

If our estimates of the costs of undertaking due diligence and negotiating our Initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Initial Business Combination. Moreover, we may need to obtain additional financing either to consummate our Initial Business Combination or because we become obligated to convert a significant number of our public shares upon consummation of our Initial Business Combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our Initial Business Combination. Following our Initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As of September 30, 2020, we were not subject to any market or interest rate risk. The net proceeds of the IPO held in the trust account are currently invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A. Risk Factor

As a smaller reporting company this disclosure is not required.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On December 28, 2020, the Company consummated the IPO of 17,500,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “public share”), at $10.00 per Unit, generating gross proceeds of $175,000,000. Each Unit consists of one share of common stock, par value $0.0001, one warrant to purchase one-half of one share of common stock, and one right to receive one-twentieth (1/20) of a share of common stock upon the consummation of an Initial Business Combination. The Company granted the underwriters a 45-day option to purchase up to an additional 2,550,000 units (over and above the 17,500,000 units referred to above) solely to cover over-allotments, if any.

On December 28, 2020, the underwriters exercised the over-allotment option in full, and the closing of the sale of the additional Units pursuant to the over-allotment option occurred on December 30, 2020. The issuance by the Company of 2,625,000 over-allotment option units at a price of $10.00 per unit resulted in gross proceeds of $26,250,000. Simultaneously with the closing of the IPO, the Company consummated a private placement with Viveon Health LLC, its sponsor, of 18,000,000 warrants (the “Private Warrants”), at a price of $0.50 per Private Warrant, to purchase 9,000,000 shares of Common Stock, generating total proceeds of $9,000,000. As of December 30, 2020, a total of $203,262,500 of the net proceeds from the IPO (including the over-allotment option units) and the Private Warrants were deposited in a trust account established for the benefit of the Company’s public shareholders. The Private Warrants are identical to the warrants sold as part of the Units in the IPO, except the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

We intend to use substantially all of the net proceeds of the IPO, including the funds held in the trust account, in connection with our Initial Business Combination and to pay our expenses relating thereto, including a deferred underwriting commission payable to Chardan Capital Markets, LLC in an amount equal to 3.5% of the total gross proceeds raised in the IPO upon consummation of our Initial Business Combination. To the extent that our capital stock is used in whole or in part as consideration to effect our Initial Business Combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Initial Business Combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We paid a total of $3,500,000 in underwriting discounts and commissions (not including the 3.5% deferred underwriting commission payable at the consummation of Initial Business Combination) and $483,281 for other costs and expenses related to our IPO.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Form 10-Q.

Item 3. Defaults upon senior securities

None

Item 4. Mine safety disclosures

None

Item 5. Other information

None

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVEON HEALTH ACQUISITION CORP.

By:	/s/ Jagi Gill
Jagi Gill
Chief Executive Officer (Principal executive officer)

By:	/s/ Rom Papadopoulos
Rom Papadopoulos
Chief Financial Officer (Principal financial and accounting officer)

Date: February 5, 2021