Form 10-K
period 2020-12-31
Viveon Health Acquisition Corp.
filed 2021-04-09
CIK 1823857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number: 001-39827

VIVEON HEALTH ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-2788202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Gibson, Deal & Fletcher, PC Spalding Exchange 3953 Holcomb Bridge Road Suite 200
Norcross, GA	30092
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (404) 861-5393

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Units, each consisting of one share of Common Stock and one Warrant to acquire one-half of a share of Common Stock	NYSE American, LLC
Common Stock, par value $0.0001 per share	NYSE American, LLC
Warrants	NYSE American, LLC
Rights	NYSE American, LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐ No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

At June 30, 2020, the aggregate market value of the Registrant’s shares of common stock held by non-affiliates of the Registrant was $0.

The number of shares outstanding of the Registrant’s shares of common stock as of March 31, 2021 was 25,156,250.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VIVEON HEALTH ACQUISITION CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2020

i

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

●	financial performance following our initial public offering.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

ii

part I

ITEM 1.	BUSINESS

Introduction

Viveon Health Acquisition Corp. (“Viveon”) is a Delaware company incorporated on August 7, 2020 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses.

On December 28, 2020, Viveon consummated its initial public offering (the “IPO”) of 17,500,000 units (the “Units”), each Unit consisting of one share of common stock of the Company, par value $0.0001 per share (the “Common Stock”) and one redeemable warrant (“Warrant”), entitling the holder thereof to purchase one-half of a share of Common Stock at a price of $11.50 per whole share, and one right to receive one-twentieth (1/20) of a share of Common Stock. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $175,000,000. On December 28, 2020, the underwriters exercised the over-allotment option in full, and the closing occurred on December 30, 2020 when Viveon sold 2,625,000 Over-Allotment Option Units at a price of $10.00 per unit, generating additional gross proceeds of $26,250,000.

On December 28, 2020, simultaneously with the consummation of the IPO, we consummated a private placement (“Private Placement”) with Viveon Health, LLC (the “Sponsor”) of 18,000,000 warrants (the “Private Warrants”) at a price of $0.50 per Private Warrant, generating total proceeds of $9,000,000. The Private Warrants are identical to the Warrants (as defined below) sold in the IPO except that the Private Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor, or its permitted transferees. Additionally, our Sponsor agreed not to transfer, assign, or sell any of the Private Warrants or underlying securities (except in limited circumstances, as described in the Private Placement Warrants Subscription Statement) until the date we complete our initial business combination. The Sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Warrants.

A total of $203,262,500 of the net proceeds from the sale of Units in the IPO and the private placement were placed in a trust account established for the benefit of the Company’s public stockholders at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of the Company’s initial business combination, (ii) the Company’s failure to consummate a business combination by March 28, 2022 (15 months from the consummation of the IPO), (iii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend Viveon’s amended and restated certificate of incorporation (a) to modify the substance or timing of the ability of holders of Viveon’s public shares to seek redemption in connection with Viveon’s initial business combination or Viveon’s obligation to redeem 100% of its public shares if Viveon does not complete its initial business combination by March 28, 2022 or (b) with respect to any other provision relating to stockholders’ rights or pre-business combination activity.

General

We are a newly incorporated Delaware blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this annual report as our initial business combination. Although we are not limited to a particular industry or geographic region for purposes of consummating an initial business combination, we intend to focus on businesses that have their primary operations located in North America in the healthcare industry, and specifically in the medical technology and medical device sectors. As disclosed in our prospectus, although our management has significant experience in the orthopedic and spine marketplace, they also have extensive operating and transaction experiences in the medical technology sector as managers, investors, acquirors, and sellers and will use that experience to consider target companies in emerging growth medical technology and medical device companies that may be focused in areas outside of orthopedics and spine.

Consistent with our strategy, we have identified the following criteria to evaluate prospective target businesses. Although we may decide to enter into our initial business combination with a target business that does not meet the criteria described below, it is our intention to acquire companies that we believe:

●	have a clinical or other competitive advantage in the markets in which they operate and which can benefit from access to additional capital as well as our industry relationships and expertise;

●	will likely be well received by public investors and experience substantial increase in valuation as a result of a public listing and access to the public markets;

●	are ready to be public, with strong management, corporate governance and reporting policies in place;

●	will be able to take full advantage of the use of public securities as a means to engage in further substantial acquisitions in the highly fragmented orthopedic and spine market;

●	have significant embedded and/or underexploited growth opportunities that will drive value;

●	growing at or above industry market rates;

●	will offer attractive risk-adjusted equity returns for our stockholders.

We may use other criteria as well. Any evaluation relating to the merits of a particular initial business combination may be based on these general criteria as well as other considerations, factors and criteria that our management may deem relevant.

We believe that emerging growth medical technology companies will realize a material benefit from being publicly-traded, including greater access to capital to support innovation and sales channel expansion, having available liquid securities which can be utilized for acquisitions, and increased market and customer awareness. Our initial focus was on medical technology and medical device companies in the orthopedic and spine marketplace. In that specific marketplace, we believe there are approximately 10 companies with annual revenues between $500 million and $999 million, additional 15 companies with revenues between $200 million and $499 million, another 19 companies with revenues between $100 million and $199 million and more than 200 companies with revenues less than $100 million. Based on our knowledge of the orthopedic and spine industry, we believe virtually all of the companies with annual revenues less than $200 million are privately held, many of which are delivering innovative solutions with above-market commercial growth and that are particularly attractive as targets for our initial business combination.

The evolution of the orthopedic and spine market has resulted in limited options for smaller and mid-sized companies seeking to expand their operations either through access to capital for organic growth or sale to a strategic or financial investor. Historically, acquisitions by larger industry participants allowed these smaller companies to rapidly experience enhanced and perhaps global reach through the access of larger and more developed sales channels and capital to support innovation of their existing product pipeline. Today, as a result of the substantial consolidation of the industry, the acquiring companies characteristically seek transformative acquisitions which are far larger in size than the vast majority of companies in the industry, eliminating exit opportunities by acquisition for smaller and mid-sized companies. Based on a 2020 OrthoFeed report, the average size of an acquisition by larger companies in the orthopedic sector has been the lowest in over a decade showing an overall decline since 2015. Likewise, the venture capital industries have demonstrated a decrease in their overall investment in the last two years as reported by MoneyTree. Based on insight and experience gained by the management, late stage funding to support the growth of these small and mid-sized companies can also be challenging to secure due to the significant expense related to sales expansion and product pipeline development without the assurance of realizing an exit through acquisition.

As a result, these companies, many of which are highly innovative and are experiencing high growth have few options to reach their full potential. While a traditional IPO could, in theory, provide a meaningful avenue for these companies to access capital and accelerate their growth, the relatively high risk and expense associated with a traditional initial public offering and the negative consequences of an unsuccessful public offering represent meaningful barriers to many companies in our target sector to pursuing a traditional IPO. Accordingly, we believe that the increased visibility and acceptance of going-public mergers with special purpose acquisition companies like us may enhance our ability to consummate an initial business combination.

We believe an acquisition by a special purpose acquisition company, like Viveon Health, can provide an efficient liquidity and capital-raising mechanism while materially reducing the risks and expenses associated with a traditional IPO. Furthermore, we believe Viveon Health’s management team is well-known to, and respected by, the founders, management, and shareholders of private medical technology companies and that our leadership’s reputations will be a competitive advantage in attracting high quality targets for our business combination. The Viveon Health management team and board of directors have an extensive operating and transaction experiences in the medical technology sector as manager, investors, acquirors, and sellers. We intend to leverage this experience and network to identify a target company and to deliver operational and economic benefit from a business combination.

Our Management Team

Jagi Gill, PhD is our Chief Executive Officer. Dr. Gill has more than 20 years of healthcare investment and general management experience. From 2017 to 2020, he served as the Vice-President of Business Development and General Manager of AcuVentures, a business unit within Acumed LLC, a Berkshire Hathaway Company. Acumed LLC is a market leader in the orthopedic sector with particular strength in the upper extremity fracture repair and trauma market segments. As the General Manager, Dr. Gill led two business units, Rib Fixation and the Soft Tissue Repair, with responsibilities for product development, sales, marketing and profitability. Under his leadership, the business units grew 2-3x faster than their market segment. In addition to general management responsibilities, Dr. Gill was involved in sourcing, closing and integrating four acquisitions within the orthopedic sector for Acumed. These transactions ranged from technology acquisitions serving as tuck-in product integrations to stand alone companies with global revenue. From 2009 to 2017, he was the Founder, Chief Executive Officer and Board Member of Tenex Health a privately held orthopedic sports medicine company. In this capacity he patented, designed and developed the initial platform technology intended to treat chronic tendon pain. Under his leadership, Tenex Health launched commercially, generated positive operating income, secured FDA regulatory approval, developed a manufacturing and operations infrastructure, and established sales channels serving the outpatient Ambulatory Surgery Centers. Before founding Tenex Health, Dr. Gill was the Founder and Chief Executive Officer of OrthoCor, a company providing non-invasive pain management technology, from 2007 to 2009, while also serving on an advisory and consulting capacity to a number of medical technology companies. OrthoCor developed and commercialized orthopedic knee braces integrating pulsed electromagnetic technology to address chronic pain associated with trauma or osteoarthritis. Prior to this, he served in executive business development roles for Boston Scientific Corporation from 2001 to 2007 where he was involved in sourcing and supporting the acquisition of private companies which collectively accounted for more than $750 million in enterprise value. While at Boston Scientific, he was involved in the investments in, and acquisition of, the following private companies: Advanced Bionics (implantable neurostimulation), Cameron Health (implantable cardiac rhythm management), Innercool (systemic hypothermia for recovery from cardiac arrest), Orqis Medical (heart failure treatment) and Kerberos (endovascular thrombectomy). Dr. Gill completed his BSc and MSc in Anatomy from McGill University and PhD in Neuroscience from Mayo Clinic College of Medicine. We believe we will be able to capitalize on Dr. Gill’s experience and accomplishments in the orthopedic and spine markets, along with his relationships among executives in the target companies, their supply chains, and their customer networks, to successfully close a business combination.

Rom Papadopoulos, M.D. is our Chief Financial Officer. Dr. Papadopoulos has more than 25 years of healthcare investment and operational experience. From 2006 to June 2020, Dr. Papadopoulos was the Founder and Managing Partner of Intuitus Capital, a private equity firm actively investing in the healthcare sector. At Intuitus, he led investments in more than 30 companies with a total of more than $700 million in enterprise value. Prior to founding Intuitus Capital, Dr. Papadopoulos was Chief Financial Officer, Chief Operations Officer, Corporate Executive Vice President and Corporate Secretary of Global Energy Holdings (NYSE Amex: GNH). While at GNH, he created and executed the company’s repositioning from traditional markets to renewable energy. He was responsible for coordinating all aspects of the financial management of the company including cash management and treasury, risk management, audit functions, SEC reporting and compliance as well as HR functions and employee policies. Dr. Papadopoulos was an early investor in Tenex Health Inc., a medical device company engaged in the manufacturing and sale of minimally invasive high frequency technology used to perform percutaneous tenotomy and fasciotomy. He eventually became the interim CFO for the company until September 2013. In this capacity, he was an integral part of the team seeking and completing acquisitions for the company. From 2002 to 2006, Dr. Papadopoulos was the Managing Director and head of healthcare investment banking for Caymus Partners, a middle market investment banking firm. Dr. Papadopoulos received his medical degree (M.D.) from the Aristotelian University of Thessaloniki, Greece, Medical School in 1985 and conducted his post-graduate training in Pediatrics at Emory University in 1986. We believe that Dr. Papadopoulos is qualified to sit on our board due to his years of experience in the healthcare industry, as a clinician as well as an investor who possesses unique insight into medical technology assets, in addition to his strong financial credentials.

Lishan Aklog, MD is one of our directors, and is the Co-Founder, Chairman and Chief Executive Officer of PAVmed Inc. Dr. Aklog has also served as Executive Chairman of Lucid Diagnostics Inc. since its inception in 2018, as a co-founding Partner of both Pavilion Holdings Group LLC (“PHG”), a medical device holding company, since its inception in 2007, and Pavilion Medical Innovations LLC, a venture-backed medical device incubator, since its inception in 2009. He previously served as Chairman and Chief Technology Officer of Vortex Medical Inc., a PHG portfolio company, from its inception in 2008 until its acquisition in October 2012 by Angiodynamics and has served as a consultant and on the advisory boards of many major medical device companies as well as innovative startups. Dr. Aklog is an inventor on 25 issued patents and over 45 patent applications, including the core patents of Vortex Medical’s AngioVac® system and the patents for a majority of PAVmed Inc.’s products. Prior to entering the medical device industry full-time in 2012, Dr. Aklog was an academic cardiac surgeon serving, from 2006 to 2012, Associate Professor of Surgery, Chief of Cardiovascular Surgery and Chair of The Cardiovascular Center at St. Joseph’s Hospital and Medical Center’s Heart and Lung Institute in Phoenix, Arizona, from 2002 to 2006, as Assistant Professor of Cardiothoracic Surgery, Associate Chief of Cardiac Surgery and Director of Minimally Invasive Cardiac Surgery at Mount Sinai Medical Center in New York, and as Assistant Professor of Surgery at Harvard Medical School, Director of the Cardiac Surgery Research Laboratory, and an attending cardiac surgeon at Brigham and Women’s Hospital in Boston, from 1999 to 2002. Dr. Aklog received his clinical training in general and cardiothoracic surgery at Brigham and Women’s Hospital and Boston Children’s Hospital, during which he spent two years as the Medtronic Research Fellow at Harvard Medical School’s Cardiac Surgery Research Laboratory. He was then awarded the American Association of Thoracic Surgery Traveling Fellowship pursuant to which he received advanced training in heart valve surgery under renowned cardiac surgeons Sir Magdi Yacoub at Harefield Hospital in London and Professor Alain Carpentier at L’Hopital Broussais in Paris. Dr. Aklog is a co-author on 38 peer-reviewed articles and 10 book chapters. He has served on the Editorial Board of the Journal of Cardiothoracic Surgery since 2006. He is a member of numerous professional societies and has been elected to the American Association of Thoracic Surgery. He served on the Board of Directors of the International Society for Minimally Invasive Cardiothoracic Surgery from 2006 to 2009 and as President of the 21st Century Cardiothoracic Surgery Society in 2011. During his clinical career he was recognized as one of America’s Top Doctors in the Castle Connolly Guide from 2002 to 2013. He serves as Chairman of the Boston ECG Project Charitable Foundation and the International Board of Directors of Human Rights Watch. Dr. Aklog received his A.B., magna cum laude, in Physics from Harvard University, where he was elected to Phi Beta Kappa. Dr. Aklog received his M.D., cum laude, from Harvard Medical School.

Brian Cole MD, MBA is one of our directors, and the Managing Partner of Midwest Orthopedics at Rush in Chicago, the lead executive for this large specialty practice which is consistently ranked as one of the top orthopedic groups by US News & World Report. Dr. Cole is a Professor in the Department of Orthopedics with a conjoint appointment in the Department of Anatomy and Cell Biology at Rush University Medical Center. In 2015, he was appointed as an Associate-Chairman of the Department of Orthopedics at Rush. In 2011, he was appointed as Chairman of Surgery at Rush Oak Park Hospital. He is the Section Head of the Cartilage Research and Restoration Center at Rush specializing in the treatment of arthritis in young active patients with a focus on regenerative medicine and biologic alternatives to surgery. He also serves as the head of the Orthopedic Master’s Training Program and trains residents and fellows in sports medicine and research. He lectures nationally and internationally and holds several leadership positions in prominent sports medicine societies. Through his basic science and clinical research, he has developed several innovative techniques with several patents for the treatment of shoulder, elbow and knee conditions. He has published more than 1,000 articles and 10 widely read textbooks in orthopedics and regenerative medicine. In addition to his academic accomplishments, Dr. Cole currently serves in many senior leadership roles in organizations such as President of the Arthroscopy Association of North America, President of the Ortho-regeneration Network Foundation, and Secretary General (Presidential-line) International Cartilage Repair Society. Dr. Cole is frequently chosen as one of the “Best Doctors in America” since 2004 and as a “Top Doctor” in the Chicago metro area since 2003. In 2006, he was featured on the cover of Chicago Magazine as “Chicago’s Top Doctor” and was selected as NBA Team Physician of the Year in 2009. Orthopedics This Week has named Dr. Cole as one of the top 20 sports medicine, knee and shoulder specialists repeatedly over the last 5 years as selected by his peers. He is the head team physician for the Chicago Bulls NBA team, co-team physician for the Chicago White Sox MLB team and DePaul University in Chicago. Dr. Cole was awarded his medical degree from the University of Chicago Pritzker School of Medicine and his MBA from the University of Chicago Booth School of Business. He completed his residency in Orthopedic Surgery at the Hospital for Special Surgery — Cornell Medical Center in New York and his fellowship in Sports Medicine at the University of Pittsburgh.

Doug Craft is one of our directors, and the Chief Executive Officer of Atlanta-based Medicraft, Inc., which is one of the largest independent agents for Medtronic, the world leader in medical technology and pioneering therapies. He has devoted his entire career to the medical industry, initially concentrating in the sale of spinal implants, which he continues today. Mr. Craft has extensive relationships with health care systems, surgeons and other senior health care professionals across the nation. Over the past three decades his commercial interests have expanded to include evaluating, consulting and developing businesses in the medical field generally, including but not limited to neuro-intraoperative monitoring, biologic agents, orthopedic reconstruction implants, surgical navigation systems, regenerative kidney technology, trans-catheter cardiac valves and spinal implant device design. He has funded and started over 12 businesses in the Orthopedic, Spine and Neurological segments such as Biocraft Inc, Orthocraft Inc, Neurocraft Inc, Pharmacraft, Premier Medical Systems, and Diamond Orthopedics. Early in his career, he was one of the first agents for Danek a publicly traded spinal implant company which merged with Sofamor to become Sofamor-Danek and relisting on the NYSE. Sofamor-Danek was acquired by Medtronic in 1999 for $3.7 billion. Mr. Craft is a highly experienced entrepreneur who is continually exploring opportunities to multiply investments in medical businesses and technologies. Mr. Craft earned a B.S. degree in biomedical engineering from Mississippi State University, and is a Distinguished Fellow of the College of Engineering at Mississippi State University.

Acquisition Strategy

We believe our management team is well positioned to identify unique opportunities within the healthcare industry, and more specifically in the medical technology and medical device industry. Our selection process will leverage our relationships within the industry particularly with leading venture capitalists and growth equity funds, executives of private and public companies, as well as leading investment banking firms, which we believe should provide us with a key competitive advantage in sourcing potential business combination targets. Furthermore, members of our board of directors will augment the selection process through their robust relationships. Given our profile and dedicated industry approach, we anticipate that target business candidates may be brought to our attention from various unaffiliated sources, and in particular investors in other private and public companies in our networks.

Our strategy is to utilize the experience and relationships of our management and board to identify target businesses that align with the following initiatives that we intend to employ, each of which is designed to complement the other to maximize future growth:

i.	Focus upon the highest growth segments of the orthopedic industry, namely Joint Replacement, Sports Medicine, and Spine, to identify a target business exhibiting rapid growth and business innovation. This initial target business would serve as the foundation on which extend our value proposition to our target markets in combination with our second strategic priority;

ii	Leverage our management’s experience and expertise to identify target businesses outside of the orthopedic and spine market that are exhibiting rapid growth, technology and service innovation, and positive income that would benefit from the opportunity for substantial revenue and profit expansion.

We believe target companies under either of the indicatives will experience a substantial increase in value as a result of a public listing which brings access to the public markets to capitalize innovation, achieve added public visibility that can help expand sales channels, and provide flexibility to support additional substantial acquisitions in the highly fragmented orthopedic and spine market.

We believe an acquisition by a special purpose acquisition company, like us, can provide an efficient liquidity and capital-raising mechanism while materially reducing the risks and expenses associated with a traditional IPO. Furthermore, we believe Viveon Health’s management team is well-known to, and respected by, the founders, management, and shareholders of private medical technology companies and that our leadership’s reputations will be a competitive advantage in attracting high quality targets for our business combination. The Viveon Health management team and board of directors have an extensive operating and transaction experiences in the medical technology sector as manager, investors, acquirors, and sellers. We intend to leverage this experience and network to identify a target company and to deliver operational and economic benefit from a business combination.

Investment Criteria

Consistent with our strategy, we have identified the following criteria to evaluate prospective target businesses. Although we may decide to enter into our initial business combination with a target business that does not meet the criteria described below, it is our intention to acquire companies that we believe:

●	have a clinical or other competitive advantage in the markets in which they operate and which can benefit from access to additional capital as well as our industry relationships and expertise;

●	will likely be well received by public investors and experience substantial increase in valuation as a result of a public listing and access to the public markets;

●	are ready to be public, with strong management, corporate governance and reporting policies in place;

●	will be able to take full advantage of the use of public securities as a means to engage in further substantial acquisitions in the highly fragmented medical technology and device industry, including, without limitation, within the orthopedic and spine market;

●	have significant embedded and/or underexploited growth opportunities that will drive value;

●	growing at or above industry market rates;

●	will offer attractive risk-adjusted equity returns for our stockholders.

We may use other criteria as well. Any evaluation relating to the merits of a particular initial business combination may be based on these general criteria as well as other considerations, factors and criteria that our management may deem relevant.

Industry Opportunity

We believe the healthcare industry, particularly the life sciences and medical technology sectors, represents an enormous and growing target market with a large number of potential target acquisition opportunities. In 2018, total U.S. national health expenditures exceeded $3.6 trillion, and the Center for Medicare and Medicaid Services estimated that total healthcare spending accounted for approximately 18% of total U.S. Gross Domestic Product.

One market within the medical technology sector in which we have considered target businesses is the orthopedic and spine market. According to 2019 ORTHOWORLD and 2020 MarketResearch.com reports, the global orthopedic market is estimated to be approximately $52.8 billion in 2020 broadly divided into the following segments: Joint Replacement and Reconstruction (37%), Spine (18%), Trauma Fixation (14%), Sports Medicine (11%), Ortho-Biologics (10%), and Other (10%), composed primarily of Orthopedic Braces and Craniomaxillofacial segments. The total market is expected to grow at approximately 5% annually to $60.4 billion in 2023. As reported by the Advisory Board in 2020, the most robust growth will be seen in the Joint Replacement, Spine, and Sports Medicine segments growing at 96%, 25% and 21% CAGR respectively for the next five years.

We believe growth in this target market is supported by fundamental socio-economic trends of an aging population and increasingly self-directed healthcare. As reported by the Advisory Board, the high prevalence of orthopedic medical conditions, such as osteoarthritis, osteoporosis, tendonitis, bursitis, trauma, hip, knee, shoulder and back pain, coupled with the rising geriatric population, are anticipated to drive the market growth. According to a National Center for Biotechnology Information report, approximately 13% of women and 10% of men above 60 years of age had symptomatic osteoarthritis. Additionally, the early onset of musculoskeletal conditions triggered by obesity, diabetes, cardiovascular disease, repetitive joint trauma and a sedentary lifestyle are expected to boost the growth. According to a 2019 report from Becker’s Healthcare, growth in the US orthopedic and spine segments will be concentrated in the outpatient setting with a 25% growth in patient volumes driven to the Ambulatory Surgery Center, or ASC, setting. The Advisory Board reported that approximately 40% of the patients in our target of the Joint Replacement, Sports Medicine and Spine markets are self-referred to the treating surgeons or practices versus being referred by their primary care physician. The growth in patient volume directed to ASCs is also supported by expanding insurance reimbursement coverage for orthopedic procedures, particularly Joint Replacement and Sports Medicine/Arthroscopy as detailed in the 2020 American Medical Association CPT Code Guidelines.

The self-directed growth of this market is coupled with the increasing emphasis on development and commercialization of minimally invasive technologies and techniques. This focus on innovation around “single-use/disposable” products and less-invasive solutions drives adoption of innovative new products and technologies by surgeons and the ASC facilities. Based upon our acquisition, product development and general management experiences, we believe most of these innovative solutions are commercialized by small to mid-size companies that represent potential targets for our business combination. While these companies may possess solid business fundamentals and strong growth, their growth is challenged by the inability to obtain expansion capital. We believe there are a large number of companies that will view a business combination with us as an attractive way to access the public capital markets and expand their growth potential.

While most of the companies in our target sector of medical technology companies are domiciled in the United States, many have also begun to expand their commercial footprint globally, which delivers an opportunity to further extend their commercial reach. The regional distribution of the global market is primarily divided into North America (44%), Asia/Pacific (23%), Western Europe (22%), and all other areas (11%), according to 2020 analysis by MarketResearch.com. Of these segments, the Asia/Pacific market is expected to grow most rapidly at more than 6% CAGR. The enhanced growth rate in the Asia/Pacific segment is attributed to the increase in healthcare facilities primarily in emerging markets as well as expansion by local medical technology companies serving the region that also have expansion plans to enter the North American and Western European markets. These regionally based medical technology companies will serve as targets for our business combination.

The Current Orthopedic and Spine Capital Market Opportunity

We believe that emerging growth medical technology companies will realize material benefit from being publicly-traded, including greater access to capital to support innovation and sales channel expansion, having available liquid securities which can be utilized for acquisitions, and increased market and customer awareness. Based on our management’s experience in this area, one of the markets we considered for an initial business combination was in the orthopedic and spine market. We believe there are approximately 10 companies with annual revenues between $500 million and $999 million, additional 15 companies with revenues between $200 million and $499 million, another 19 companies with revenues between $100 million and $199 million and more than 200 companies with revenues less than $100 million. Based on our knowledge of this market, we believe virtually all of the companies with annual revenues of less than $200 million are privately held, many of which are delivering innovative solutions with above-market commercial growth and are particularly attractive as targets for our initial business combination.

The evolution of the orthopedic and spine market has resulted in limited options for smaller and mid-sized companies seeking to expand their operations either through access to capital for organic growth or sale to a strategic or financial investor. Historically, acquisitions by larger industry participants allowed these smaller companies to rapidly experience enhanced and perhaps global reach through the access of larger and more developed sales channels and capital to support innovation of their existing product pipeline. Today, as a result of the substantial consolidation of the industry, the acquiring companies characteristically seek transformative acquisitions which are far larger in size than the vast majority of companies in the industry, eliminating exit opportunities by acquisition for smaller and mid-sized companies. Based on a 2020 OrthoFeed report, the average size of an acquisition by larger companies in the orthopedic sector has been the lowest in over a decade showing an overall decline since 2015. Likewise, the venture capital industries have demonstrated a decrease in their overall investment in the last two years as reported by MoneyTree. Based on insight and experience gained by the management, late stage funding to support the growth of these small and mid-sized companies can also be challenging to secure due to the significant expense related to sales expansion and product pipeline development without the assurance of realizing an exit through acquisition.

As a result, these companies, many of which are highly innovative and are experiencing high growth, have few options to reach their full potential. While a traditional IPO could, in theory, provide a meaningful avenue for these companies to access capital and accelerate their growth, the relatively high risk and expense associated with a traditional initial public offering and the negative consequences of an unsuccessful public offering represent meaningful barriers to many companies in our target sector to pursuing a traditional IPO. Accordingly, we believe that the increased visibility and acceptance of going-public mergers with special purpose acquisition companies like us may enhance our ability to consummate an initial business combination.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the private placement of the private warrants, our shares, new debt, or a combination of these, as the consideration to be paid in our initial business combination. We may seek to consummate our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

If our initial business combination is paid for using shares or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

Since the consummation of the IPO, we have focused on identifying, doing due diligence on and speaking to management of potential target companies in a variety of markets within the medical technology sector of the healthcare industry in the United States and other developed countries. Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination, we have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or the NYSE American stock exchange, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of Target Businesses

Our process of identifying acquisition targets will leverage our management team’s unique industry experiences, proven deal sourcing capabilities and broad and deep network of relationships in numerous industries, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We expect that the collective experience, capability and network of our founders, directors and officers, combined with their individual and collective reputations in the investment community, will help to create prospective business combination opportunities.

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity groups, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources also may introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this annual report and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, also may bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.

In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criterion in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain (i) an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire that such an initial business combination is fair to our unaffiliated stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and of our independent directors.

Selection of a Target Business and Structuring of a Business Combination

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. In any case, we will only consummate an initial business combination in which we become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes as discussed below) or are otherwise not required to register as an investment company under the Investment Company Act or to the extent permitted by law we may acquire interests in a variable interest entity, in which we may have less than a majority of the voting rights in such entity, but in which we are the primary beneficiary. There is no basis for our stockholders to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination. To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth (such as a company that has begun operations but is not yet at the stage of commercial manufacturing and sales), we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review that will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Fair Market Value of Target Business or Businesses

The target business or businesses or assets with which we effect our initial business combination must have a collective fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into such initial business combination. If we acquire less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must equal at least 80% of the value of the trust account (excluding taxes payable) at the time of the agreement to enter into such initial business combination. However, we will always acquire at least a controlling interest in a target business. The fair market value of a portion of a target business or assets will likely be calculated by multiplying the fair market value of the entire business by the percentage of the target we acquire. We may seek to consummate our initial business combination with an initial target business or businesses with a collective fair market value in excess of the balance in the trust account. In order to consummate such an initial business combination, we may issue a significant amount of debt, equity or other securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt, equity or other securities. If we issue securities in order to consummate such an initial business combination, our stockholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our stockholders own a certain percentage of our company (or, depending on the structure of the initial business combination, an ultimate parent company that may be formed) after our business combination. Because we have no specific business combination under consideration, we have not entered into any such arrangement to issue our debt or equity securities and have no current intention of doing so.

The fair market value of a target business or businesses or assets will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value, enterprise value and, where appropriate, upon the advice of appraisers or other professional consultants. Investors will be relying on the business judgment of our board of directors, which will have significant discretion in choosing the standard used to establish the fair market value of a particular target business. If our board of directors is not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire with respect to the satisfaction of such criterion. Notwithstanding the foregoing, unless we consummate a business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire, that the price we are paying is fair to our stockholders.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights and the number of our outstanding warrants and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Management Operating and Investment Experience

We believe that our executive officers possess the experience, skills and contacts necessary to source, evaluate, and execute an attractive business combination. See the section titled “Management” for complete information on the experience of our officers and directors. Notwithstanding the foregoing, our officers and directors are not required to commit their full time to our affairs and will allocate their time to other businesses. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). The past successes of our executive officers and directors do not guarantee that we will successfully consummate an initial business combination.

As more fully discussed in “Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity, subject to his or her fiduciary duties under Delaware law, prior to presenting such business combination opportunity to us. Most of our officers and directors currently have certain pre-existing fiduciary duties or contractual obligations.

Emerging Growth Company Status and Other Information

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A common stock that is held by non-affiliates exceeds $700 million as of the prior December 31, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

ITEM 1A.	RISK FACTORS

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We currently maintain our executive offices at c/o Gibson, Deal & Fletcher, PC, Spalding Exchange, 3953 Holcomb Bridge Road Suite 200, Norcross, Georgia 30092. Our sponsor is making this space available to us for a monthly fee of $20,000. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

ITEM 4.	MINE SAFETY DISCLOSURES

Not Applicable.

part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our units began to trade on The NYSE American stock exchange, or the NYSE American, under the symbol “VHAQU” on December 23, 2020. The shares of common stock, warrants and rights comprising the units began separate trading on NYSE American on February 4, 2021, under the symbols “VHAQ,” “VHAQW,” and “VHAQR”, respectively.

Holders of Record

As of December 31, 2020, there was an aggregate of 5,031,250 shares of common stock issued and outstanding held by our sponsor, Viveon Health LLC, and our independent directors as the only stockholders of record. The number of record holders does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies held through Cede & Co.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None

Use of Proceeds

On December 28, 2020, we consummated our IPO of 17,500,000 Units, each Unit consisting of one share of Common Stock of the Company, and one redeemable Warrant, entitling the holder thereof to purchase one-half of a share of Common Stock at a price of $11.50 per whole share, and one right to receive one-twentieth (1/20) of a share of Common Stock. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $175,000,000. On December 28, 2020, the underwriters exercised the over-allotment option in full, and the closing occurred on December 30, 2020 when we sold 2,625,000 Over-Allotment Option Units at a price of $10.00 per unit, generating additional gross proceeds of $26,250,000.

On December 28, 2020, simultaneously with the consummation of the IPO, we sold to our Sponsor 18,000,000 Private Warrants at a price of $0.50 per Private Warrant, generating total proceeds of $9,000,000. The Private Warrants are identical to the Warrants (as defined below) sold in the IPO except that the Private Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor, or its permitted transferees. Additionally, our Sponsor agreed not to transfer, assign, or sell any of the Private Warrants or underlying securities (except in limited circumstances, as described in the Private Placement Warrants Subscription Statement) until the date we complete our initial business combination.

A total of $203,262,500 of the net proceeds from the sale of Units in the IPO and the private placement were placed in a trust account established for the benefit of our public stockholders at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations until the earlier of (i) the consummation of our initial business combination, (ii) our failure to consummate a business combination by March 28, 2022, and (iii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (a) to modify the substance or timing of the ability of holders of our public shares to seek redemption in connection with our initial business combination or our obligation to redeem 100% of our public shares if we do not complete our initial business combination by March 28, 2022, or (b) with respect to any other provision relating to stockholders’ rights or pre-business combination activity.

On August 8, 2020, we issued an unsecured promissory note in the aggregate principal amount of $300,000 (the “Promissory Note”) to our Sponsor. In December 2020 the promissory note was amended to $500,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) the consummation of the Initial Public Offering or (ii) the abandonment of the Initial Public Offering.

For a description of the use of the proceeds generated in our initial public offering, see below Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.	SELECTED FINANCIAL DATA

As a smaller reporting company, we are not required to make disclosures under this Item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements other than statements of historical fact included in this Report including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on August 7, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We consummated our Public Offering (as defined below) on December 28, 2020 and are currently in the process of locating suitable targets for our business combination. We intend to use the cash proceeds from our Public Offering and the Private Placement described below as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the Business Combination.

We expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

We completed the sale of 17,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “public shares”) at $10.00 per Unit on December 28, 2020. Simultaneous with the closing of the Public Offering, we completed the sale of 18,000,000 warrants (the “Private Warrants”) at a price of $0.50 per Private Warrant in a private placement to our sponsor.

As of December 31, 2020, a total of $203,262,500 of the net proceeds from the IPO (including the full exercise of the over-allotment option) and the Private Placements were in a trust account established for the benefit of the Company’s public shareholders. The trust fund account is invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of IPO and the Private Placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

As of December 31, 2020, we had not commenced any operations. All activity for the period from August 7, 2020 (inception) through December 31, 2020, relates to our formation and initial public offering (“Public Offering” or “IPO”), and, since the completion of the IPO, searching for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the Trust Account (defined below).

For the period from August 7, 2020 (Inception) through December 31, 2020, we had a net loss of $25,819. We incurred $25,819 of formation and operating costs (not charged against stockholders’ equity), consisting mostly of general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2020, we had cash outside our trust account of $3,096,956, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

On December 28, 2020, we consummated the IPO of 17,500,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “public share”, the warrants included in the Units, the “public warrants” and the rights included in the Units, the “rights”), at $10.00 per Unit, generating gross proceeds of $175,000,000.

Simultaneously with the closing of the IPO, we consummated the sale of 18,000,000 warrants (the “Private Warrants”), at a price of $0.50 per Private Warrant, generating gross proceeds of $9,000,000.

In connection with the IPO, the underwriters were granted a 45-day option from the date of the prospectus (the “Over-Allotment Option”) to purchase up to 2,625,000 additional units to cover over-allotments (the “Over-Allotment Units”), if any. On December 30, 2020, the Underwriters fully exercised the over-allotment option by purchasing 2,625,000 Units (the “Over-Allotment Units”), generating aggregate of gross proceeds of $26,250,000.

We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (excluding the deferred underwriters’ discount) to complete our initial Business Combination. We may withdraw interest to pay our taxes and liquidation expenses if we are unsuccessful in completing a Business Combination. We estimate our annual franchise tax obligations to be $200,000, which is the maximum amount of annual franchise taxes payable by us as a Delaware corporation per annum, which we may pay from funds from the Public Offering held outside of the trust account or from interest earned on the funds held in the trust account and released to us for this purpose. Our annual income tax obligations will depend on the amount of interest and other income earned on the amounts held in the trust account reduced by our operating expense and franchise taxes. We expect the interest earned on the amount in the trust account will be sufficient to pay our income taxes. To the extent that our equity or debt is used, in whole or in part, as consideration to complete our initial Business Combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

Further, our Sponsor, officers and directors or their respective affiliates may, but are not obligated to, loan us funds as may be required (the “Working Capital Loans”). If we complete a Business Combination, we would repay the Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion. As of December 31, 2020, no Working Capital Loans have been issued.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our public shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our Business Combination. If we are unable to complete our Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In addition, following our Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Off-Balance Sheet Financing Arrangements

We did not have any off-balance sheet arrangement as of December 31, 2020.

Contractual Obligations

As of December 31, 2020, we did not have any long-term debt, capital or operating lease obligations.

We entered into an administrative services agreement pursuant to which we will pay an affiliate of one of our directors for office space and secretarial and administrative services provided to members of our management team, in an amount not to exceed $20,000 per month.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. Our common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 19,150,379 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Net Loss Per Common Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The calculation of diluted loss per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, and (ii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 19,062,500 shares of common stock in the aggregate.

The Company’s statement of operations includes a presentation of loss per share for common stock subject to possible redemption in a manner similar to the two-class method of loss per common share. Net loss per common share, basic and diluted, for redeemable Common Stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of redeemable common stock outstanding since original issuance.

Net loss per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for loss attributable to redeemable common stock, by the weighted average number of non-redeemable common shares outstanding for the periods. Non-redeemable common stock includes the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

Recent Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an independent registered public accounting firm’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the independent registered public accounting firm’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of this offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company we are not required to make disclosures under this Item.

Item 8.	Financial Statements and Supplementary Data

Our financial statements and the notes thereto begin on page F-1 of this Annual Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of March 31, 2021.

Name	Age	Position
Jagi Gill	55	Chief Executive Officer, President and Director
Rom Papadopoulos	61	Chief Financial Officer, Treasurer, Secretary and Director
Lishan Aklog	55	Director
Brian Cole	58	Director
Doug Craft	58	Director

Below is a summary of the business experience of each our executive officers and directors:

Jagi Gill, PhD is our Chief Executive Officer. Dr. Gill has more than 20 years of healthcare investment and general management experience. From 2017 to 2020, he served as the Vice-President of Business Development and General Manager of AcuVentures, a business unit within Acumed LLC, a Berkshire Hathaway Company. Acumed LLC is a market leader in the orthopedic sector with particular strength in the upper extremity fracture repair and trauma market segments. As the General Manager, Dr. Gill led two business units, Rib Fixation and the Soft Tissue Repair, with responsibilities for product development, sales, marketing and profitability. Under his leadership, the business units grew 2-3x faster than their market segment. In addition to general management responsibilities, Dr. Gill was involved in sourcing, closing and integrating four acquisitions within the orthopedic sector for Acumed. These transactions ranged from technology acquisitions serving as tuck-in product integrations to stand alone companies with global revenue. From 2009 to 2017, he was the Founder, Chief Executive Officer and Board Member of Tenex Health a privately held orthopedic sports medicine company. In this capacity he patented, designed and developed the initial platform technology intended to treat chronic tendon pain. Under his leadership, Tenex Health launched commercially, generated positive operating income, secured FDA regulatory approval, developed a manufacturing and operations infrastructure, and established sales channels serving the outpatient Ambulatory Surgery Centers. Before founding Tenex Health, Dr. Gill was the Founder and Chief Executive Officer of OrthoCor, a company providing non-invasive pain management technology, from 2007 to 2009, while also serving on an advisory and consulting capacity to a number of medical technology companies. OrthoCor developed and commercialized orthopedic knee braces integrating pulsed electromagnetic technology to address chronic pain associated with trauma or osteoarthritis. Prior to this, he served in executive business development roles for Boston Scientific Corporation from 2001 to 2007 where he was involved in sourcing and supporting the acquisition of private companies which collectively accounted for more than $750 million in enterprise value. While at Boston Scientific, he was involved in the investments in, and acquisition of, the following private companies: Advanced Bionics (implantable neurostimulation), Cameron Health (implantable cardiac rhythm management), Innercool (systemic hypothermia for recovery from cardiac arrest), Orqis Medical (heart failure treatment) and Kerberos (endovascular thrombectomy). Dr. Gill completed his BSc and MSc in Anatomy from McGill University and PhD in Neuroscience from Mayo Clinic College of Medicine. We believe we will be able to capitalize on Dr. Gill’s experience and accomplishments in the orthopedic and spine markets, along with his relationships among executives in the target companies, their supply chains, and their customer networks, to successfully close a business combination.

Rom Papadopoulos, M.D. is our Chief Financial Officer. Dr. Papadopoulos has more than 25 years of healthcare investment and operational experience. From 2006 to June 2020, Dr. Papadopoulos was the Founder and Managing Partner of Intuitus Capital, a private equity firm actively investing in the healthcare sector. At Intuitus, he led investments in more than 30 companies with a total of more than $700 million in enterprise value. Prior to founding Intuitus Capital, Dr. Papadopoulos was Chief Financial Officer, Chief Operations Officer, Corporate Executive Vice President and Corporate Secretary of Global Energy Holdings (NYSE Amex: GNH). While at GNH, he created and executed the company’s repositioning from traditional markets to renewable energy. He was responsible for coordinating all aspects of the financial management of the company including cash management and treasury, risk management, audit functions, SEC reporting and compliance as well as HR functions and employee policies. Dr. Papadopoulos was an early investor in Tenex Health Inc., a medical device company engaged in the manufacturing and sale of minimally invasive high frequency technology used to perform percutaneous tenotomy and fasciotomy. He eventually became the interim CFO for the company until September 2013. In this capacity, he was an integral part of the team seeking and completing acquisitions for the company. From 2002 to 2006, Dr. Papadopoulos was the Managing Director and head of healthcare investment banking for Caymus Partners, a middle market investment banking firm. Dr. Papadopoulos received his medical degree (M.D.) from the Aristotelian University of Thessaloniki, Greece, Medical School in 1985 and conducted his post-graduate training in Pediatrics at Emory University in 1986. We believe that Dr. Papadopoulos is qualified to sit on our board due to his years of experience in the healthcare industry, as a clinician as well as an investor who possesses unique insight into medical technology assets, in addition to his strong financial credentials.

Lishan Aklog, MD is one of our directors, and is the Co-Founder, Chairman and Chief Executive Officer of PAVmed Inc. Dr. Aklog has also served as Executive Chairman of Lucid Diagnostics Inc. since its inception in 2018, as a co-founding Partner of both Pavilion Holdings Group LLC (“PHG”), a medical device holding company, since its inception in 2007, and Pavilion Medical Innovations LLC, a venture-backed medical device incubator, since its inception in 2009. He previously served as Chairman and Chief Technology Officer of Vortex Medical Inc., a PHG portfolio company, from its inception in 2008 until its acquisition in October 2012 by Angiodynamics and has served as a consultant and on the advisory boards of many major medical device companies as well as innovative startups. Dr. Aklog is an inventor on 25 issued patents and over 45 patent applications, including the core patents of Vortex Medical’s AngioVac® system and the patents for a majority of PAVmed Inc.’s products. Prior to entering the medical device industry full-time in 2012, Dr. Aklog was an academic cardiac surgeon serving, from 2006 to 2012, Associate Professor of Surgery, Chief of Cardiovascular Surgery and Chair of The Cardiovascular Center at St. Joseph’s Hospital and Medical Center’s Heart and Lung Institute in Phoenix, Arizona, from 2002 to 2006, as Assistant Professor of Cardiothoracic Surgery, Associate Chief of Cardiac Surgery and Director of Minimally Invasive Cardiac Surgery at Mount Sinai Medical Center in New York, and as Assistant Professor of Surgery at Harvard Medical School, Director of the Cardiac Surgery Research Laboratory, and an attending cardiac surgeon at Brigham and Women’s Hospital in Boston, from 1999 to 2002. Dr. Aklog received his clinical training in general and cardiothoracic surgery at Brigham and Women’s Hospital and Boston Children’s Hospital, during which he spent two years as the Medtronic Research Fellow at Harvard Medical School’s Cardiac Surgery Research Laboratory. He was then awarded the American Association of Thoracic Surgery Traveling Fellowship pursuant to which he received advanced training in heart valve surgery under renowned cardiac surgeons Sir Magdi Yacoub at Harefield Hospital in London and Professor Alain Carpentier at L’Hopital Broussais in Paris. Dr. Aklog is a co-author on 38 peer-reviewed articles and 10 book chapters. He has served on the Editorial Board of the Journal of Cardiothoracic Surgery since 2006. He is a member of numerous professional societies and has been elected to the American Association of Thoracic Surgery. He served on the Board of Directors of the International Society for Minimally Invasive Cardiothoracic Surgery from 2006 to 2009 and as President of the 21st Century Cardiothoracic Surgery Society in 2011. During his clinical career he was recognized as one of America’s Top Doctors in the Castle Connolly Guide from 2002 to 2013. He serves as Chairman of the Boston ECG Project Charitable Foundation and the International Board of Directors of Human Rights Watch. Dr. Aklog received his A.B., magna cum laude, in Physics from Harvard University, where he was elected to Phi Beta Kappa. Dr. Aklog received his M.D., cum laude, from Harvard Medical School.

Brian Cole MD, MBA is one of our directors, and the Managing Partner of Midwest Orthopedics at Rush in Chicago, the lead executive for this large specialty practice which is consistently ranked as one of the top orthopedic groups by US News & World Report. Dr. Cole is a Professor in the Department of Orthopedics with a conjoint appointment in the Department of Anatomy and Cell Biology at Rush University Medical Center. In 2015, he was appointed as an Associate-Chairman of the Department of Orthopedics at Rush. In 2011, he was appointed as Chairman of Surgery at Rush Oak Park Hospital. He is the Section Head of the Cartilage Research and Restoration Center at Rush specializing in the treatment of arthritis in young active patients with a focus on regenerative medicine and biologic alternatives to surgery. He also serves as the head of the Orthopedic Master’s Training Program and trains residents and fellows in sports medicine and research. He lectures nationally and internationally and holds several leadership positions in prominent sports medicine societies. Through his basic science and clinical research, he has developed several innovative techniques with several patents for the treatment of shoulder, elbow and knee conditions. He has published more than 1,000 articles and 10 widely read textbooks in orthopedics and regenerative medicine. In addition to his academic accomplishments, Dr. Cole currently serves in many senior leadership roles in organizations such as President of the Arthroscopy Association of North America, President of the Ortho-regeneration Network Foundation, and Secretary General (Presidential-line) International Cartilage Repair Society. Dr. Cole is frequently chosen as one of the “Best Doctors in America” since 2004 and as a “Top Doctor” in the Chicago metro area since 2003. In 2006, he was featured on the cover of Chicago Magazine as “Chicago’s Top Doctor” and was selected as NBA Team Physician of the Year in 2009. Orthopedics This Week has named Dr. Cole as one of the top 20 sports medicine, knee and shoulder specialists repeatedly over the last 5 years as selected by his peers. He is the head team physician for the Chicago Bulls NBA team, co-team physician for the Chicago White Sox MLB team and DePaul University in Chicago. Dr. Cole was awarded his medical degree from the University of Chicago Pritzker School of Medicine and his MBA from the University of Chicago Booth School of Business. He completed his residency in Orthopedic Surgery at the Hospital for Special Surgery — Cornell Medical Center in New York and his fellowship in Sports Medicine at the University of Pittsburgh.

Doug Craft is one of our directors, and the Chief Executive Officer of Atlanta-based Medicraft, Inc., which is one of the largest independent agents for Medtronic, the world leader in medical technology and pioneering therapies. He has devoted his entire career to the medical industry, initially concentrating in the sale of spinal implants, which he continues today. Mr. Craft has extensive relationships with health care systems, surgeons and other senior health care professionals across the nation. Over the past three decades his commercial interests have expanded to include evaluating, consulting and developing businesses in the medical field generally, including but not limited to neuro-intraoperative monitoring, biologic agents, orthopedic reconstruction implants, surgical navigation systems, regenerative kidney technology, trans-catheter cardiac valves and spinal implant device design. He has funded and started over 12 businesses in the Orthopedic, Spine and Neurological segments such as Biocraft Inc, Orthocraft Inc, Neurocraft Inc, Pharmacraft, Premier Medical Systems, and Diamond Orthopedics. Early in his career, he was one of the first agents for Danek a publicly traded spinal implant company which merged with Sofamor to become Sofamor-Danek and relisting on the NYSE. Sofamor-Danek was acquired by Medtronic in 1999 for $3.7 billion. Mr. Craft is a highly experienced entrepreneur who is continually exploring opportunities to multiply investments in medical businesses and technologies. Mr. Craft earned a B.S. degree in biomedical engineering from Mississippi State University, and is a Distinguished Fellow of the College of Engineering at Mississippi State University.

Our directors and officers will play a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial acquisition transaction. Except as described below and under “Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

Family Relationships

There are no family relationships among the officers and directors, nor are there any arrangements or understanding between any of the Directors or Officers of our Company or any other person pursuant to which any Officer or Director was or is to be selected as an officer or director.

Involvement in Certain Legal Proceedings

During the last ten years, none of our officers, directors, promoters or control persons have been involved in any legal proceedings as described in Item 401(f) of Regulation S-K.

Board Meetings; Committee Meetings; and Annual Meeting Attendance

In 2020, the Board of Directors held no board meetings and acted by unanimous written consent on various matters.

Officer and Director Qualifications

Our officers and board of directors are composed of a diverse group of leaders with a wide array of professional roles. In these roles, they have gained experience in core management skills, such as strategic and financial planning, financial reporting, compliance, risk management, and leadership development. Many of our officers and directors also have experience serving on boards of directors and board committees of other companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating an acquisition transaction.

Board Committees

The Board has a standing audit, nominating and compensation committee. The independent directors oversee director nominations. Each audit committee, nominating committee and compensation committee has a charter, which was filed with the SEC as exhibits to the Registration Statement on Form S-1 on December 21, 2020.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. Since the Audit Committee was not formed until December 22, 2020, it did not hold any meetings.

The members of the Audit Committee are Lishan Aklog, Brian Cole and Doug Craft, each of whom is an independent director under NYSE American’s listing standards. Dr. Aklog is the Chairperson of the audit committee. The Board has determined that Dr. Aklog qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. Specifically, the Nominating Committee makes recommendations to the Board regarding the size and composition of the Board, establishes procedures for the director nomination process and screens and recommends candidates for election to the Board. On an annual basis, the Nominating Committee recommends for approval by the Board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the Board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons. Since the Nominating Committee was not formed until December 22, 2020, it did not hold any meetings.

The members of the Nominating Committee are Lishan Aklog, Brian Cole and Doug Craft, each of whom is an independent director under NYSE American’s listing standards. Dr. Cole is the Chairperson of the Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. Since the Compensation Committee was not formed until December 22, 2020, it did not hold any meetings.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The members of the Compensation Committee are Lishan Aklog, Brian Cole and Doug Craft, each of whom is an independent director under NYSE American’s listing standards. Mr. Craft is the Chairperson of the Compensation Committee.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

●	None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our management has pre-existing fiduciary duties and contractual obligations and may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

●	Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

●	The insider shares owned by our officers and directors will be released from escrow only if a business combination is successfully completed and subject to certain other limitations. Additionally, our officers and directors will not receive distributions from the trust account with respect to any of their insider shares if we do not complete a business combination. In addition, our officers and directors may loan funds to us after the IPO and may be owed reimbursement for expenses incurred in connection with certain activities on our behalf which would only be repaid if we complete an initial business combination. For the foregoing reasons, the personal and financial interests of our directors and executive officers may influence their motivation in identifying and selecting a target business, completing a business combination in a timely manner and securing the release of their shares.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;

●	the opportunity is within the corporation’s line of business; and

●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

In addition, when exercising powers or performing duties as a director, the director is required to exercise the care, diligence and skill that a reasonable director would exercise in the same circumstances taking into account, without limitation the nature of the company, the nature of the decision and the position of the director and the nature of the responsibilities undertaken by him. A director need not exhibit in the performance of his duties a greater degree of skill than may reasonably be expected from a person of his knowledge and experience.

As set out above, directors have a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. A director shall, forthwith after becoming aware of the fact that he is interested in a transaction entered into or to be entered into by the company, disclose the interest to the board of the company. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the stockholders provided that there is full disclosure by the directors. This can be done by way of stockholder approval at a meeting of stockholders.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity with respect to the above-listed criteria. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. Furthermore, most of our officers and directors have pre-existing fiduciary obligations to other businesses of which they are officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe pre-existing fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe pre-existing fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any pre-existing fiduciary or contractual obligations he might have.

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors.

Individual	Entity	Entity’s Business	Affiliation
Lishan Aklog	PAVmed Inc. and subsidiaries	medical technology company	CEO
	Pavilion Holdings Group LLC	medical technology company	Founding Partner

Doug Craft	Medicraft, Inc.	medical technology company	Chairman and CEO

Brian Cole	Rush Orthopedics	specialty medical practice	Managing Partner

In connection with the vote required for any business combination, all of our existing stockholders, including all of our officers and directors, have agreed to vote their respective insider shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to those shares of common stock acquired by them prior to the IPO. If they purchased shares of common stock in the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to convert such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our amended and restated memorandum and articles of association relating to pre-business combination activity.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Any such related party transactions, as defined under the rules and regulations of the Exchange Act, will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

With respect to possible initial business combinations that may be entered into between us and an entity that is affiliated with any of our officers, directors or initial stockholders, to further minimize conflicts of interest, we have agreed not to consummate such an affiliated initial business combination unless we have obtained (i) an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire that such an initial business combination is fair to our unaffiliated stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and of our independent directors. Furthermore, in no event will any of our initial stockholders, officers, directors, special advisors or their respective affiliates be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination.

Code of Ethics

We adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the “Reporting Persons,” to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that the following transactions were not timely reported:

Name	Late Report	Transactions Covered	Number of Shares
Jagi Gill	3	Initial reporting of beneficial ownership of founders shares held by Viveon Health, LLC	5,031,250
Romilos Papadopoulos	3	Initial reporting of beneficial ownership of founders shares held by Viveon Health, LLC	5,031,250
Viveon Health, LLC	3	Initial reporting of beneficial ownership of founders shares	5,031,250
Lishan Aklog	3	Initial filing as a director	-0-
Brian Cole	3	Initial filing as a director	-0-
Doug Craft	3	Initial filing as a director	-0-

ITEM 11.	EXECUTIVE COMPENSATION

Employment Agreements

We have not entered into any employment agreements with our executive officers and have not made any agreements to provide benefits upon termination of employment.

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of March 31, 2021 the number of shares of common stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of common stock (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of March 31, 2021, we had 25,156,250 shares of common stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of common stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of March 31, 2021.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Jagi Gill(2)	4,950,250	19.68%
Rom Papadopoulos(2) (3)	4,950,250	19.68%
Lishan Aklog	27,000	*
Brian Cole	27,000	*
Doug Craft	27,000	*
All directors and executive officers as a group (five individuals)	5,031,250	20.0%

Holders of 5% or more of our Common Stock
Viveon Health, LLC(2) (3)	4,950,250	19.68%
MMCAP International Inc. SPC (4)	1,937,500	7.5%
Mizuho Financial Group, Inc.(5)	1,218,000	6.1%
Weiss Asset Management LP(6)	1,386,800	5.5%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Viveon Health Acquisition Corp., c/o Gibson, Deal & Fletcher, PC, Spalding Exchange, 3953 Holcomb Bridge Road, Suite 200, Norcross, Georgia 30092.
(2)	Consists of shares of common stock owned by Viveon Health, LLC, for which Jagi Gill is a member and Rom Papadopoulos is the managing member. Mr. Papadopoulos has sole voting and dispositive control over those shares.
(3)	Rom Papadopoulos is the managing member of Viveon Health, LLC.
(4)	Based on a Schedule 13G filed by the reporting person, the address for the reporting person is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY 1-1108, Cayman Islands and 161 Bay Street, TD Canada Trust Tower, Ste. 2240, Toronto, ON M5J 2S1, Canada.
(5)	Based on a Schedule 13G filed by the reporting person, the address for the reporting person is 1-5-5. Otemachi, Chiyoda-ku, Tokyo 100-8176, Japan.
(6)	Based on a Schedule 13G filed by the reporting person, the address for the reporting person is 222 Berkeley St., 16th Floor, Boston, MA 02116.

All of the insider shares issued and outstanding prior to the IPO were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until (1) with respect to 50% of the insider shares, the earlier of six months after the date of the consummation of our initial business combination and the date on which the closing price of our shares of common stock equals or exceeds $12.50 per share (as adjusted for share splits, share capitalizations, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and (2) with respect to the remaining 50% of the insider shares, six months after the date of the consummation of our initial business combination, or earlier, in either case, if, subsequent to our initial business combination, we consummate a liquidation, merger, share exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (1) to any persons (including their affiliates and stockholders) participating in the private placement of the private warrants, officers, directors, stockholders, employees and members of the Company’s sponsor and its affiliates, (2) amongst initial stockholders or their respective affiliates, or to the Company’s officers, directors, advisors and employees, (3) if a holder is an entity, as a distribution to its, partners, stockholders or members upon its liquidation, (4) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is a holder or a member of a holder’s immediate family, for estate planning purposes, (5) by virtue of the laws of descent and distribution upon death, (6) pursuant to a qualified domestic relations order, (7) by certain pledges to secure obligations incurred in connection with purchases of the Company’s securities, or (8) by private sales at prices no greater than the price at which the shares were originally purchased, in each case where the transferee agrees to the terms of the escrow agreement and the insider letter.

Our initial stockholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would be repaid upon consummation of our initial business combination, without interest.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In August 2020, our sponsor purchased 3,593,750 shares for an aggregate purchase price of $25,000, or approximately $0.007 per share. We subsequently declared a share dividend of  0.36 for each outstanding share, resulting in 4,887,500 shares outstanding, and on December 22, 2020 declared another share dividend of  0.03 for each outstanding share, resulting in 5,031,250 shares outstanding, which shares are referred to herein as “founder shares” or “insider shares.” Prior to the initial investment in the company of $25,000 by our sponsor, we had no assets, tangible or intangible.

On December 28, 2020, simultaneously with the consummation of the IPO, we sold to our Sponsor 18,000,000 Private Warrants at a price of $0.50 per Private Warrant, generating total proceeds of $9,000,000. The Private Warrants are identical to the Warrants sold in the IPO except that the Private Warrants are non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the Sponsor, or its permitted transferees. Additionally, our Sponsor agreed not to transfer, assign, or sell any of the Private Warrants or underlying securities (except in limited circumstances, as described in the Private Placement Warrants Subscription Statement) until the date we complete our initial business combination. The Sponsor was granted certain demand and piggyback registration rights in connection with the purchase of the Private Warrants.

In order to meet our working capital needs following the consummation of our IPO, our initial stockholders, officers and directors and their respective affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. Each loan would be evidenced by a promissory note. The notes would be repaid upon consummation of our initial business combination, without interest.

The holders of our insider shares issued and outstanding on the date of this annual report, as well as the holders of the Private Warrants (and all underlying securities) are entitled to registration rights pursuant to the registration rights agreement, dated December 22, 2020. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the private warrants can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of a business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

We reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination. Our audit committee reviews and approves all reimbursements and payments made to any initial stockholder or member of our management team, or our or their respective affiliates, and any reimbursements and payments made to members of our audit committee are reviewed and approved by our Board of Directors, with any interested director abstaining from such review and approval.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, officers or directors who owned our shares of common stock, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions, including the payment of any compensation, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Related Party Policy

Our code of ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

Our audit committee, pursuant to its written charter, is responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

In furtherance of our policies with respect to related party transactions, with respect to any initial business combination that we consider with an entity that is affiliated with any of our initial stockholders, directors or officers, to further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity affiliated with such parties unless (i) an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions on the type of target business we seek to acquire that such an initial business combination is fair to our unaffiliated stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and of our independent directors. Furthermore, in no event will any of our existing officers, directors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

NYSE American’s listing standards require that a majority of our board of directors be independent. For a description of the director independence, see above Part III, Item 10 - Directors, Executive Officers and Corporate Governance.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

During the period from August 7, 2020 (inception) through December 31, 2020, the firm of Marcum LLP, has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum LLP for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees billed by Marcum LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, the registration statement, the closing 8-K and other required filings with the SEC for the period from August 7, 2020 (inception) through December 31, 2020 totaled $63,500. The above amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. We did not pay Marcum LLP for consultations concerning financial accounting and reporting standards for the period from August 7, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum LLP for tax planning and tax advice for the period from August 7, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum LLP for other services for the period from August 7, 2020 (inception) through December 31, 2020.

Pre-Approval of Services

Since our audit committee had not yet been formed when the work commenced in 2020, the audit committee was not able to pre-approve all of the foregoing services, although all such services were approved by our board of directors. All services subsequent to the formation of the audit committee have been approved by the audit committee.

part IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements Table of Contents

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 22, 2020, by and between Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 21, 2020)

4.5	Warrant Agreement, dated December 22, 2020 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

4.6	Rights Agreement, dated December 22, 2020 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

10.1	Letter Agreements, dated December 22, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

10. 2	Investment Management Trust Agreement, dated December 22, 2020, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

10.3	Registration Rights Agreement, dated December 22, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

10.4	A Private Placement Warrants Subscription Agreement, dated December 22, 2020, among the Registrant and Viveon Health LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

10.5	Stock Escrow Agreement, dated December 22, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

10.6	Indemnity Agreement, dated December 22, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

10.7	Administrative Services Agreement, dated December 22, 2020, by and between the Registrant and Viveon Health LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)

99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)

99.3	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVEON HEALTH ACQUISITION CORP.

Dated: April 8, 2021	By:	/s/ Jagi Gill
	Name:	Jagi Gill
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jagi Gill	Chief Executive Officer, President and Director	April 8, 2021
Jagi Gill	(Principal Executive Officer)

/s/ Rom Papadopoulos	Chief Financial Officer, Treasurer, Secretary and Director	April 8, 2021
Rom Papadopoulos	(Principal Accounting and Financial Officer)

/s/ Lishan Aklog	Director	April 8, 2021
Lishan Aklog

/s/ Brian Cole	Director	April 8, 2021
Brian Cole

/s/ Doug Craft	Director	April 8, 2021
Doug Craft

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 22, 2020, by and between Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 21, 2020)

4.5	Warrant Agreement, dated December 22, 2020 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

4.6	Rights Agreement, dated December 22, 2020 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

10.1	Letter Agreements, dated December 22, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

10.2	Investment Management Trust Agreement, dated December 22, 2020, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

10.3	Registration Rights Agreement, dated December 22, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

10.4	A Private Placement Warrants Subscription Agreement, dated December 22, 2020, among the Registrant and Viveon Health LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

10.5	Stock Escrow Agreement, dated December 22, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

10.6	Indemnity Agreement, dated December 22, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

10.7	Administrative Services Agreement, dated December 22, 2020, by and between the Registrant and Viveon Health LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)

99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)

99.3	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

VIVEON HEALTH ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Viveon Health Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Viveon Health Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in  stockholders’ equity and cash flows for the period from August 7, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 7, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY

April 8, 2021

VIVEON HEALTH ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2020

Assets
Cash	$3,096,956
Prepaid expenses	660,695
Total current assets	3,757,651
Investment Held in Trust Account	203,262,660
Total Assets	$207,020,311

Liabilities and Stockholders’ Equity
Accrued expenses	$958,292
Other payable - related party	364,880
Due to related party	5,806
Promissory note - related party	228,758
Total current liabilities	1,557,736
Deferred underwriters’ discount	7,043,750
Total liabilities	8,601,486

Commitments
Common stock subject to possible redemption, 19,150,379 shares at $10.10	193,418,824

Shareholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value; 60,000,000 shares authorized; 6,005,871 shares issued and outstanding, excluding 19,150,379 shares subject to possible redemption	601
Additional paid-in capital	5,025,219
Accumulated deficit	(25,819)
Total stockholders’ Equity	5,000,001

Total Liabilities and Stockholders’ Equity	$207,020,311

The accompanying notes are an integral part of the financial statements.

VIVEON HEALTH ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM AUGUST 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

For the period from August 7, 2020 (Inception) to December 31, 2020
Formation and operating costs	$26,032
Loss from operations	(26,032)

Other income
Interest Income	213
Total other income	213

Net loss	$(25,819)

Basic and diluted, weighted average shares outstanding – redeemable common stock	343,634

Basic and diluted net income per share	$0.00
Basic and diluted, weighted average shares outstanding – non-redeemable common stock	4,413,429
Basic and diluted net loss per share	$(0.01)

The accompanying notes are an integral part of the financial statements.

VIVEON HEALTH ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE PERIOD FROM AUGUST 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of August 7, 2020 (inception)	-	$-	$-	$-	$-

Issuance of common shares to founders	5,031,250	503	24,497	-	25,000

Sale of 17,500,000 Units on December 28, 2020 through public offering	17,500,000	1,750	174,998,250		175,000,000

Sale of 18,000,000 Private Placement Warrants on December 28, 2020	-	-	9,000,000	-	9,000,000

Underwriters’ discount	-	-	(4,025,000)	-	(4,025,000)

Sale of 2,625,000 Units on December 30, 2020 through over-allotment	2,625,000	263	26,249,737		26,250,000

Deferred underwriter Discount	-	-	(7,043,750)	-	(7,043,750)

Other offering expenses	-	-	(761,606)	-	(761,606)

Net loss	-	-	-	(25,819)	(25,819)

The maximum number of redeemable shares	(19,150,379)	(1,915)	(193,416,909)	-	(193,418,824)

Balance as of December 31, 2020	6,005,871	$601	$5,025,219	$(25,819)	$5,000,001

The accompanying notes are an integral part of the financial statements.

VIVEON HEALTH ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM AUGUST 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash flows from operating activities:
Net loss	$(25,819)
Adjustments to reconcile net loss to net cash provided by operating activities:
Interest earned on cash held in Trust Account	(160)
Prepaid assets	(660,695)
Other payable – related party	364,880
Due to related party	5,806
Accounts payable and accrued expenses	958,292
Net cash provided by operating activities	642,304

Cash flows from investing activities:
Investments held in Trust	(203,262,500)
Net cash used in investing activities	(203,262,500)

Cash flows from financing activities:
Proceeds from sale of common stock to initial stockholders	25,000
Proceeds from sale of Units, net of offering costs	196,463,394
Proceeds from issuance of Private Placement Warrants	9,000,000
Proceeds from note payable-related party	228,758
Net cash provided by financing activities	205,717,152

Net change in cash	3,096,956
Cash, beginning of the period	-
Cash, end of period	$3,096,956

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Initial classification of common stock subject to possible redemption	$193,418,824
Deferred underwriters’ discount charged to additional paid-in capital	$7,043,750

The accompanying notes are an integral part of the financial statements.

VIVEON HEALTH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Business Operation

Viveon Health Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware company on August 7, 2020. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”). The Company has not selected any specific business combination target and the Company has not, nor has anyone on its behalf, initiated any substantive discussions, directly or indirectly, with any business combination target with respect to the initial Business Combination.

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from August 7, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the proposed initial public offering (“Initial Public Offering” or “IPO”), described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company’s sponsor is Viveon Health LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on December 22, 2020 (the “Effective Date”). On December 28, 2020, the Company consummated the IPO of 17,500,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “public share”, the warrants included in the Units, the “public warrants” and the rights included in the Units, the “rights”), at $10.00 per Unit, generating gross proceeds of $175,000,000, which is discussed in Note 3. Simultaneously with the closing of the IPO, the Company consummated the sale of 18,000,000 warrants (the “Private Warrants”), at a price of $0.50 per Private Warrant, which is discussed in Note 4.

On December 30, 2020, the Underwriters fully exercised the over-allotment option by purchasing 2,625,000 Units (the “Over-Allotment Units”), generating aggregate of gross proceeds of $26,250,000.

Transaction costs of the IPO amounted to $11,830,356 consisting of $4,025,000 of underwriting discount $7,043,750 of deferred underwriting discount, and $761,606 of other offering costs.

Upon closing of the IPO and the sale of the Over-Allotment Units, $203,262,500 (approximately $10.10 per Unit) from net offering proceeds of the sale of the Units in the IPO and the sale of the Private Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the IPO will not be released from the Trust Account until the earliest to occur of (1) the completion of the Company’s initial Business Combination within 15 months and (2) the Company’s redemption of 100% of the outstanding public shares if the Company has not completed a business combination in the required time period.

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

The Company’s initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any founder shares held by them if the Company fails to complete its initial Business Combination within the Combination Period. However, if the initial stockholders acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if the Company fails.

Risks and Uncertainties

Management is currently continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emerging Growth Company

The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2020.

Marketable securities held in Trust Account

At December 31, 2020 the assets held in the Trust Account were substantially held in a money market fund comprised of U.S. Treasury Bills.

Offering Costs Associated with IPO

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. Accordingly, as of December 28, 2020, offering costs in the aggregate of $11,830,356 have been charged to stockholders’ equity (consisting of $4,025,000 of underwriting discount, $7,043,750 of deferred underwriting discount, and $761,606 of other offering costs).

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption right that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. At December 31, 2020, 19,150,379 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Net Loss Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The calculation of diluted loss per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 19,062,500 shares of common stock in the aggregate.

The Company’s statement of operations includes a presentation of net income per share for common stock subject to possible redemption in a manner similar to the two-class method. Net income per common share, basic and diluted, for redeemable Common Stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of redeemable common stock outstanding since original issuance.

Net loss per common share, basic and diluted, for non-redeemable common stock is calculated by dividing the net loss, adjusted for income attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding for the period. Non-redeemable common stock includes the Founder Shares as these common stocks do not have any redemption features and do not participate in the income earned on the Trust Account.

For the Period from August 7, 2020 (Inception) through December 31, 2020
Redeemable Common Stock
Numerator: Earnings allocable to Redeemable Common Stock
Interest earned on marketable securities held in trust	$152
Less: interest available to be withdrawn for payment of taxes	(152)
Net income allocable to shares subject to possible redemption	$-
Denominator: Weighted Average Redeemable Common Stock
Redeemable Common Stock outstanding, Basic and Diluted	343,634
Basic and Diluted net income per Redeemable Common Share	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(25,819)
Redeemable Net Loss	$-
Non-Redeemable Net Loss	$(25,819)
Denominator: Weighted Average Non-Redeemable Common Stock
Non-Redeemable Common Stock outstanding, Basic and Diluted	4,413,429
Basic and Diluted net loss per Non-Redeemable Common Share	$(0.01)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from August 7, 2020 (inception) through December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

On December 28, 2020, the Company sold 17,500,000 Units, (at a price of $10.00 per Unit. Each Unit consists of one share of Common Stock, par value $0.0001 per share, one redeemable warrant (each, a “Public Warrant”) and one right. Each right entitles the holder thereof to receive one-twentieth (1/20) of a share of common stock upon consummation of our initial business combination. Each Public Warrant entitles the holder to purchase one-half (1/2) of a share of Common Stock at a price of $11.50 per whole share subject to adjustment as described in the prospectus.

On December 30, 2020, the Underwriters fully exercised the over-allotment option by purchasing 2,625,000 Units (the “Over-Allotment Units”), generating aggregate of gross proceeds of $26,250,000.

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

Note 5 — Related Party Transactions

Other Payable - Related Party

At the closing of the IPO on December 28, 2020, the gross proceeds in connection with the private placement warrants sold in the amount of $9,000,000 in the aggregate, is to be held in the trust account. The Company received $9,364,880 on December 28, 2020 amounting to $364,880 received by the Sponsor group in excess of the $9,000,000 in connection with the private placement warrants sold. This excess amount was recorded Other payable - related party as of December 31, 2020.

Founder Shares

In August 2020, the Sponsor paid $25,000, or approximately $0.007 per share, to cover certain offering costs in consideration for 3,593,750 shares of common stock, par value $0.0001 (the “Founder Shares”). On December 3, 2020, the Company declared a share dividend of  0.36 for each outstanding share, resulting in 4,887,500 shares outstanding, and on December 22, 2020 the Company declared a share dividend of  0.03 resulting in 5,031,250 shares which includes an aggregate of up to 656,250 shares that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, and up to an aggregate of 1,006,250 shares of common stock (or 875,000 shares of common stock to the extent that the underwriters’ over-allotment is not exercised, pro rata) that are subject to forfeiture to the extent that rights are exercised upon consummation of an initial business combination. In connection with the underwriters’ fully exercise of their over-allotment option on December 30, 2020 (see Note 3), the 656,250 shares were no longer subject to forfeiture.

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. The Company intends to repay the promissory note from the proceeds of the Initial Public Offering not being placed in the Trust Account. As of December 31, 2020, the Company has drawn down $228,758 under the promissory note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would be repaid upon consummation of the Company’s initial business combination, without interest. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred and accrued $5,806 of administrative service fees as of December 31, 2020 and offset to Due to related party.

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

Note 7 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there was no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 60,000,000 shares of common stock with a par value of $0.0001 per share. On December 22, 2020, the Company amended its Certificate of Incorporation and increased its authorized shares to 60,000,000 shares of common stock. Holders are entitled to one vote for each share of common stock. As of December 31, 2020, there were 6,005,871 shares of common stock outstanding, excluding 19,150,379 shares of common stock subject to possible redemption.

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

Rights —Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-twentieth (1/20) of a share of common stock upon consummation of our initial business combination. In the event the Company will not be the surviving company upon completion of our initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-twentieth (1/20) of a share underlying each right upon consummation of the business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As a result, holders must hold rights in multiples of 20 in order to receive shares for all rights upon closing of a business combination. If the Company is unable to complete an initial business combination within the required time period and the Company redeems the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

Note 8 — Income Tax

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax asset
Organizational costs/Startup expenses	$4,372
Federal Net Operating loss	1,050
Total deferred tax asset	5,422
Valuation allowance	(5,422)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31, 2020
Federal
Current	$—
Deferred	5,422

State
Current	—
Deferred	—
Change in valuation allowance	(5,422)
Income tax provision	$—

As of December 31, 2020, the Company has $5,000 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the period from August 7, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $5,422.

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
Change in valuation allowance	(21.0)%
Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as described below:

On January 13, 2021, the Company paid the related party promissory note in the amount of $228,758.