Form 10-K/A
period 2020-12-31
Viveon Health Acquisition Corp.
filed 2021-07-02
CIK 1823857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

EXPLANATORY NOTE

Viveon Health Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Amendment, to amend our Annual Report on Form 10-K for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission, or the SEC, on April 9, 2021, or the Original Filing, to restate our financial statements for the period ended December 31, 2020.

The restatement primarily relates to consideration of the factors in determining whether to classify contracts that may be settled in an entity’s own stock as equity of the entity or as an asset or liability in accordance with Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. In the Original 10-K, the Company classified the public warrants and private placement warrants (the “Private Warrants”) issued in connection with the Company’s initial public offering (the “Warrants”) as components of equity. On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions. Upon further consideration of the guidance, management of the Company concluded that the terms of the Warrant Agreement preclude the Private Warrants from being accounted for as a component of equity. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, the Private Warrants should be recorded as liabilities on the balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations.

The Company’s revised accounting for the Private Warrants as derivative liabilities had no effect on the Company’s previously reported operating expenses, cash flows or cash.

Internal Control Considerations

In connection therewith, the Company’s management identified a material weakness in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected and corrected on a timely basis. For a discussion of management’s consideration of the material weakness identified, see Item 9A. Controls and Procedures included in this Amendment.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

In addition to the restatement discussed above, Management has taken the opportunity to update information found in Part III – Item 10 Directors, Executive Officers and Corporate Governance and Item 12 Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters to reflect changes in Board composition that have occurred since the Original Filing.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1 to 32.2) to this Amendment under Item 15 of Part IV hereof.

Except as described above, this Amendment does not amend, update or change any other disclosures in the Original Filing. In addition, the information contained in this Amendment does not reflect events occurring after the filing of the Original Filing and does not modify or update the disclosures therein, except as specifically identified above. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original Filing, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original Filing.

ii

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

iii

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

Demetrios (Jim) G. Logothetis, is one of our directors and served as Senior Advisor in the Department of Housing and Urban Development (HUD) Office of the Assistant Secretary and Chief Financial Officer where he led the Audit Coordination Committee for Ginnie Mae, a government corporation within HUD from May 2020 to November 2020.  Mr. Logothetis retired from Ernst & Young (EY) effective in June 2019 extending three years beyond normal retirement at the request of the EY Executive Board. Throughout his forty-year career with EY, from January 1979 to June 2019, Mr. Logothetis served some of EY’s largest global clients as lead audit partner, and fulfilled senior leadership roles within the firm, from offices in Chicago, Frankfurt Germany, New York, London England, and Atlanta.  Mr. Logothetis has served over the years on the boards of several non-profit organizations, including The National Board of the Boys & Girls Clubs of Americas where he served on the audit committee; The Archbishop Lakovos Leadership 100 Endowment Fund where he serves as Vice Chair, The American College of Greece where he serves as Chairman of the Board of Trustees; The Board of National Hellenic Museum; Founder and Chairman of the Board of Trustees of the Hellenic American Academy, one of the largest Greek American schools in the United States; and founding Chairman of the Foundation for Hellenic Education and Culture. Mr. Logothetis holds an M.B.A. degree in Accounting, Finance and International Business from The University of Chicago Booth Graduate School of Business and a B.S.C degree in Accountancy from DePaul University. Mr. Logothetis is also a Certified Public Accountant and a Certified Management Accountant. Mr. Logothetis has taught many EY training programs as well as graduate accounting classes at DePaul University.  Mr. Logothetis served for several years on the DePaul University, Richard H. Driehaus College of Business advisory council, and since 2017 on the board of Trustees of the University as vice-chair, and then chair of the audit committee and member of the finance committee.  Mr. Logothetis has also served as a member of the Trusteeship and Finance Committees for DePaul University.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior December 31, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as of December 31, 2020 and for the period from August 7, 2020 (inception) through December 31, 2020. We are restating our historical financial results for such period to reclassify our Private Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Private Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

For the period from August 7, 2020 (Inception) through December 31, 2020, we had a net loss of $1,814,153. We incurred $51,005 of formation and operating costs (not charged against stockholders’ equity), consisting mostly of general and administrative expenses and legal fees. Additionally, we had an unrealized loss from the change in the fair value of our warrant liability of $1,132,164 and a loss of $631,197 related to receiving less proceeds than the fair value of the private warrants. A partial offset to these expenses was $213 in interest income from our operating bank account and our trust investments.

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

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, common stock are classified as stockholders’ equity. Our common stock feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 18,084,699 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”).

As a result of these developments, the Company has reviewed its treatment of the Warrants and is filing this Amendment No. 1 to the Annual Report on Form 10-K (the “10-K/A”), to provide for the reclassification of the private warrants as a liability for the affected period as described therein. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness. This material weakness resulted in the need to restate the financial statements on this 10-K/A.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K/A present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K/A had not yet been identified. We have identified a material weakness in our internal control over financial reporting. The material weakness was due to management’s review of the accounting treatment for the private warrants issued in the initial public offering and sold in the concurrent private placement. Management’s review was insufficient to identify a classification error that led to our restatement of our financial statements, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements”. In light of the material weakness, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B.	OTHER INFORMATION

None.

part III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers.

Name	Age	Position
Jagi Gill	55	Chief Executive Officer, President and Director
Rom Papadopoulos	61	Chief Financial Officer, Treasurer, Secretary and Director
Demetrios (Jim) G. Logothetis	64	Director
Brian Cole	58	Director
Doug Craft	58	Director
Lishan Aklog	55	Director*

*	Dr. Aklog resigned on April 20, 2021.

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

Demetrios (Jim) G. Logothetis, is one of our directors and served as Senior Advisor in the Department of Housing and Urban Development (HUD) Office of the Assistant Secretary and Chief Financial Officer where he led the Audit Coordination Committee for Ginnie Mae, a government corporation within HUD from May 2020 to November 2020.  Mr. Logothetis retired from Ernst & Young (EY) effective in June 2019 extending three years beyond normal retirement at the request of the EY Executive Board. Throughout his forty-year career with EY, from January 1979 to June 2019, Mr. Logothetis served some of EY’s largest global clients as lead audit partner, and fulfilled senior leadership roles within the firm, from offices in Chicago, Frankfurt Germany, New York, London England, and Atlanta.  Mr. Logothetis has served over the years on the boards of several non-profit organizations, including The National Board of the Boys & Girls Clubs of Americas where he served on the audit committee; The Archbishop Lakovos Leadership 100 Endowment Fund where he serves as Vice Chair, The American College of Greece where he serves as Chairman of the Board of Trustees; The Board of National Hellenic Museum; Founder and Chairman of the Board of Trustees of the Hellenic American Academy, one of the largest Greek American schools in the United States; and founding Chairman of the Foundation for Hellenic Education and Culture. Mr. Logothetis holds an M.B.A. degree in Accounting, Finance and International Business from The University of Chicago Booth Graduate School of Business and a B.S.C degree in Accountancy from DePaul University. Mr. Logothetis is also a Certified Public Accountant and a Certified Management Accountant.  Mr. Logothetis has taught many EY training programs as well as graduate accounting classes at DePaul University.  Mr. Logothetis served for several years on the DePaul University, Richard H. Driehaus College of Business advisory council, and since 2017 on the board of Trustees of the University as vice-chair, and then chair of the audit committee and member of the finance committee.  Mr. Logothetis has also served as a member of the Trusteeship and Finance Committees for DePaul University.

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

Departure and Appointment of Directors

During the fiscal year ended December 31, 2020 through April 20, 2021, Dr. Lishan Aklog served as an independent director on the Company’s Board and Chairman of the Company’s Audit Committee, and as a member of the Company’s Nominating Committee and Compensation Committee. On April 20, 2021, Dr. Aklog resigned as a member of the Board. Dr. Aklog’s resignation was to pursue other personal endeavors, and not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On April 30, 2021, Demetrios (Jim) G. Logothetis was appointed to fill the vacancy on the Board due to Mr. Aklog’s resignation. Mr. Logothetis is “independent” under NYSE American listing standards and other governing laws and applicable regulations, including Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

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

The members of the Audit Committee during the fiscal year ended December 31, 2020 were Lishan Aklog, Brian Cole and Doug Craft, each of whom is an independent director under NYSE American’s listing standards. Dr. Aklog served as the Chairperson of the Audit Committee and at the time of his appointment as an independent director, the Board determined that Dr. Aklog qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

As disclosed above, Dr. Aklog no longer serves on the Audit Committee. Mr. Logothetis now serves as Chairperson of the Audit Committee and the Board has determined that Mr. Logothetis qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

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

The members of the Nominating Committee during the fiscal year ended December 31, 2020 were Lishan Aklog, Brian Cole and Doug Craft, each of whom is an independent director under NYSE American’s listing standards. As disclosed above, Dr. Aklog no longer serves on the Nominating Committee and Mr. Logothetis is now a member of the Nominating Committee. Dr. Cole is the Chairperson of the Nominating Committee.

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

The members of the Compensation Committee during the fiscal year ended December 31, 2020 were Lishan Aklog, Brian Cole and Doug Craft, each of whom is an independent director under NYSE American’s listing standards. As disclosed above, Dr. Aklog no longer serves on the Compensation Committee and Mr. Logothetis is now a member of the Compensation Committee. Mr. Craft is the Chairperson of the Compensation Committee.

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Jagi Gill(2)	4,923,250	19.68%
Rom Papadopoulos(2) (3)	4,923,250	19.68%
Lishan Aklog	27,000	*
Brian Cole	27,000	*
Doug Craft	27,000	*
Demetrios G. Logthetis	27,000	*
All current and former directors and executive officers as a group (six individuals)	5,031,250	20.0%

Holders of 5% or more of our Common Stock
Viveon Health, LLC(2) (3)	4,923,250	19.68%
MMCAP International Inc. SPC(4)	1,937,500	7.5%
Mizuho Financial Group, Inc.(5)	1,218,000	6.1%
Weiss Asset Management LP(6)	1,386,800	5.5%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Viveon Health Acquisition Corp., c/o Gibson, Deal & Fletcher, PC, Spalding Exchange, 3953 Holcomb Bridge Road, Suite 200, Norcross, Georgia 30092.
(2)	Consists of shares of common stock owned by Viveon Health, LLC, for which Jagi Gill is a member and Rom Papadopoulos is the managing member. Mr. Papadopoulos has sole voting and dispositive control over those shares.
(3)	Rom Papadopoulos is the managing member of Viveon Health, LLC.
(4)	Based on a Schedule 13G filed by the reporting person, the address for the reporting person is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY 1-1108, Cayman Islands and 161 Bay Street, TD Canada Trust Tower, Ste. 2240, Toronto, ON M5J 2S1, Canada.
(5)	Based on a Schedule 13G filed by the reporting person, the address for the reporting person is 1-5-5. Otemachi, Chiyoda-ku, Tokyo 100-8176, Japan.
(6)	Based on a Schedule 13G filed by the reporting person, the address for the reporting person is 222 Berkeley St., 16th Floor, Boston, MA 02116.

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

10.8

Letter Agreement, dated April 30, 2021, between the Registrant and Mr. Demetrios G. Logothetis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 30, 2021)

10.9	Joinder Agreement, dated May 5, 2021, to the Stock Escrow Agreement, dated December 22, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)

99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)

99.3	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVEON HEALTH ACQUISITION CORP.

Dated: July 2, 2021	By:	/s/ Jagi Gill
	Name:	Jagi Gill
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jagi Gill	Chief Executive Officer, President and Director	July 2, 2021
Jagi Gill	(Principal Executive Officer)

/s/ Rom Papadopoulos	Chief Financial Officer, Treasurer, Secretary and Director	July 2, 2021
Rom Papadopoulos	(Principal Accounting and Financial Officer)

/s/ Demetrios G. Logothetis	Director	July 2, 2021
Demetrios G. Logothetis

/s/ Brian Cole	Director	July 2, 2021
Brian Cole

/s/ Doug Craft	Director	July 2, 2021
Doug Craft

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 22, 2020, by and between Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)

4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 21, 2020)

4.5	Warrant Agreement, dated December 22, 2020 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

4.6	Rights Agreement, dated December 22, 2020 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

10.1	Letter Agreements, dated December 22, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

10.2	Investment Management Trust Agreement, dated December 22, 2020, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

10.3	Registration Rights Agreement, dated December 22, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

10.4	A Private Placement Warrants Subscription Agreement, dated December 22, 2020, among the Registrant and Viveon Health LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

10.5	Stock Escrow Agreement, dated December 22, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

10.6	Indemnity Agreement, dated December 22, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

10.7	Administrative Services Agreement, dated December 22, 2020, by and between the Registrant and Viveon Health LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

10.8	Letter Agreement, dated April 30, 2021, between the Registrant and Mr. Demetrios G. Logothetis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 30, 2021)

10.9	Joinder Agreement, dated May 5, 2021, to the Stock Escrow Agreement, dated December 22, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)

99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)

99.3	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from August 7, 2020 (inception) through December 31, 2020, have been restated.

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

New York, NY

April 8, 2021, except for the effects of the restatement discussed in Note 2, as to which the day is July 2, 2021

VIVEON HEALTH ACQUISITION CORP.
BALANCE SHEET
DECEMBER 31, 2020
 (As Restated)

Assets
Current Assets
Cash	$3,096,956
Prepaid expenses	660,695
Total current assets	3,757,651
Investment Held in Trust Account	203,262,660
Total Assets	$207,020,311

Liabilities and Stockholders’ Equity
Current Liabilities
Accrued expenses	$958,292
Other payable - related party	364,880
Due to related party	5,806
Promissory note - related party	228,758
Total current liabilities	1,557,736
Warrant liability	10,763,361
Deferred underwriters’ discount	7,043,750
Total liabilities	19,364,847

Commitments
Common stock subject to possible redemption, 18,084,699 shares at $10.10	182,655,456

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Common stock, $0.0001 par value; 60,000,000 shares authorized; 7,071,551 shares issued and outstanding, excluding 18,084,699 shares subject to possible redemption	707
Additional paid-in capital	6,813,454
Accumulated deficit	(1,814,153)
Total Stockholders’ Equity	5,000,008

Total Liabilities and Stockholders’ Equity	$207,020,311

The accompanying notes are an integral part of the financial statements.

VIVEON HEALTH ACQUISITION CORP.
STATEMENT OF OPERATIONS
FOR THE PERIOD FROM AUGUST 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
 (As Restated)

For the period from August 7, 2020 (Inception) to December 31, 2020
Formation and operating costs	$26,032
Loss from operations	(26,032)

Other income/(expense)
Warrant transaction costs	(24,973)
Excess of fair value of Private Placement Warrants	(631,197)
Change in fair value of warrant liability	(1,132,164)
Interest Income	213
Total other expense	(1,788,121)

Net loss	$(1,814,153)

Basic and diluted, weighted average shares outstanding – redeemable common stock	343,634
Basic and diluted net income per share	$0.00
Basic and diluted, weighted average shares outstanding – non-redeemable common stock	4,413,429
Basic and diluted net loss per share	$(0.41)

The accompanying notes are an integral part of the financial statements.

VIVEON HEALTH ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY
FOR THE PERIOD FROM AUGUST 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
 (As Restated)

	Common Stock		Additional Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of August 7, 2020 (inception)	-	$-	$-	$-	$-

Issuance of common shares to founders	5,031,250	503	24,497	-	25,000

Sale of 17,500,000 Units and 18,000,000 Private Placement Warrants on December 28, 2020 net of fair value	17,500,000	1,750	174,998,250		175,000,000

Sale of 2,625,000 Units on December 30, 2020 through over-allotment net of fair value	2,625,000	263	26,249,737	-	26,250,000

Offering costs	-	-	(11,805,383)	-	(11,805,383)

Net loss	-	-	-	(1,814,153)	(1,814,153)

The maximum number of redeemable shares	(18,084,699)	(1,809)	(182,653,647)	-	(182,655,456)

Balance as of December 31, 2020	7,071,551	$707	$6,813,454	$(1,814,153)	$5,000,008

The accompanying notes are an integral part of the financial statements.

VIVEON HEALTH ACQUISITION CORP.
STATEMENT OF CASH FLOWS
FOR THE PERIOD FROM AUGUST 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

Cash flows from operating activities:
Net loss	$(1,814,153)
Adjustments to reconcile net loss to net cash provided by operating activities:
Interest earned on cash held in Trust Account	(160)
Excess of fair value of Private Placement Warrants	631,197
Change in fair value of warrant liability	1,132,164
Warrant transaction costs	24,973
Changes in current assets and current liabilities:
Prepaid assets	(660,695)
Other payable – related party	364,880
Due to related party	5,806
Accounts payable and accrued expenses	958,292
Net cash provided by operating activities	642,304

Cash flows from investing activities:
Investments held in Trust	(203,262,500)
Net cash used in investing activities	(203,262,500)

Cash flows from financing activities:
Proceeds from sale of common stock to initial stockholders	25,000
Proceeds from sale of Units, net of offering costs	196,463,394
Proceeds from issuance of Private Placement Warrants	9,000,000
Proceeds from note payable-related party	228,758
Net cash provided by financing activities	205,717,152

Net change in cash	3,096,956
Cash, beginning of the period	-
Cash, end of period	$3,096,956

Supplemental disclosure of cash flow information:
Non-cash investing and financing transactions:
Initial classification of common stock subject to possible redemption	$182,655,456
Deferred underwriters’ discount charged to additional paid-in capital	$7,043,750

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

Transaction costs of the IPO amounted to $11,830,356 consisting of $4,025,000 of underwriting discount $7,043,750 of deferred underwriting discount, and $761,606 of other offering costs. Of the offering costs, $24,973 is included in transaction costs on the statement of operations and $11,805,383 is included in equity.

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

Note 2 — Restatement of Previously issued Financial Statements

On April 12, 2021, the Staff of the SEC issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Statement”). Specifically, the SEC Statement focused on certain settlement terms and provisions.

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging; Contracts in Entity’s Own Equity, the Company concluded that the terms of the Warrant Agreement preclude the Private Warrants from being accounted for as components of equity. As the Private Warrants meet the definition of a derivative as contemplated in ASC 815, management concluded that the Private Warrants should be recorded as derivative liabilities on the Balance Sheet and measured at fair value at issuance (on the date of the consummation of the IPO and on the date of the over-allotment) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statement of Operations in the period of the change. In accordance with ASC 825-10 “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the IPO and the Private Placement, which were previously charged to stockholders’ equity, should be allocated to the Private Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations.

The Company’s management and the audit committee of the Company’s board of directors concluded that it is appropriate to restate (i) the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from August 7, 2020 (inception) through December 31, 2020, as previously reported in its Form 10-K and (ii) certain items on the audited balance sheet dated as of December 28, 2020, as previously reported in a Current Report on Form 8-K filed with the SEC on January 4, 2021. The restated classification and reported values of the Private Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	As Previously Reported	Adjustment	As Restated
Balance Sheet at December 28, 2020
Warrant liability	$-	$9,631,197	$9,631,197
Total liabilities	7,402,476	9,631,197	17,033,673
Common stock subject to possible redemption	168,907,791	(9,631,198)	159,276,593
Common stock	581	95	676
Additional paid-in capital	5,008,347	656,076	5,664,423
Accumulated deficit	(8,920)	(656,170)	(665,090)
Total Stockholders’ Equity	5,000,008	1	5,000,009

Balance Sheet at December 31, 2020
Warrant liability	$-	$10,763,361	$10,763,361
Total liabilities	8,601,486	10,763,361	19,364,847
Common stock subject to possible redemption	193,418,824	(10,763,368)	182,655,456
Common stock	601	106	707
Additional paid-in capital	5,025,219	1,788,235	6,813,454
Accumulated deficit	(25,819)	(1,788,334)	(1,814,153)
Total Stockholders’ Equity	5,000,001	7	5,000,008

Statement of Operations for the period from August 7, 2020 (inception) through December 31, 2020
Excess of fair value of Private Placement Warrants	$-	$(631,197)	$(631,197)
Change in fair value of warrant liability	-	(1,132,164)	(1,132,164)
Transaction costs	-	(24,973)	(24,973)
Total other income/(expense)	213	(1,788,334)	(1,788,121)
Net Loss	(25,819)	(1,788,334)	(1,814,153)
Basic and diluted net loss per share	(0.01)	(0.40)	(0.41)

Statement of Cash Flows for the period from August 7, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(25,819)	$(1,788,334)	$(1,814,153)
Excess of fair value of Private Placement Warrants	-	631,197	631,197
Change in fair value of warrant liability	-	1,132,164	1,132,164
Transaction costs	-	24,973	24,973
Supplemental disclosure of cash flow information:
Common stock subject to possible redemption	193,418,824	(10,763,368)	182,655,456

Note 3 — Summary of Significant Accounting Policies

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

Marketable securities held in Trust Account

At December 31, 2020, the assets held in the Trust Account were substantially held in a money market fund comprised of U.S. Treasury Bills.

Excess of fair value of Private Placement Warrants

Simultaneously with the close of IPO, the Company’s Sponsor purchased 18,000,000 Private Placement Warrants at $0.50 per private warrant, for a total purchase price $9,000,000. At the date of the sale of the Private Placement Warrants the Company valued the warrants at $0.5351 per warrant or $9,631,197. With the warrants being sold at less than fair value, the Company incurred a loss of $631,197.

Offering Costs Associated with IPO

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A - “Expenses of Offering”. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the IPO and were charged to stockholders’ equity upon the completion of the IPO. Accordingly, as of December 31, 2020, offering costs in the aggregate of $11,805,383 have been charged to stockholders’ equity (consisting of $4,025,000 of underwriting discount, $7,043,750 of deferred underwriting discount, and $736,633 of other offering costs).

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption right that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. At December 31, 2020, 18,084,699 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of our balance sheet.

Fair Value Measurements (As Restated)

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, (excluding the warrant liability) which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet primarily due to their short-term nature.

Warrant Liability (As Restated)

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value as of the IPO (December 28, 2020) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Private Warrants are a derivative instrument. As the Private Warrants meet the definition of a derivative, the Private Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change. In accordance with ASC 825-10 “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the IPO and the Private Placement, which were previously charged to stockholders’ equity, should be allocated to the Private Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations.

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

For the Period from August 7, 2020 (Inception) through December 31, 2020 (As Restated)
Redeemable Common Stock
Numerator: Earnings allocable to Redeemable Common Stock
Interest earned on marketable securities held in trust	$144
Less: interest available to be withdrawn for payment of taxes	(144)
Net income allocable to shares subject to possible redemption	$-
Denominator: Weighted Average Redeemable Common Stock
Redeemable Common Stock outstanding, Basic and Diluted	343,634
Basic and Diluted net income per Redeemable Common Share	$0.00

Non-Redeemable Common Stock
Numerator: Net Loss minus Redeemable Net Earnings
Net Loss	$(1,814,153)
Redeemable Net Loss	$-
Non-Redeemable Net Loss	$(1,814,153)
Denominator: Weighted Average Non-Redeemable Common Stock
Non-Redeemable Common Stock outstanding, Basic and Diluted	4,413,429
Basic and Diluted net loss per Non-Redeemable Common Share	$(0.41)

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

Note 4 — Initial Public Offering

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

If (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at an issue price or effective issue price of less than $9.50 per share of common stock (with such issue price or effective issue price to be determined in good faith by its board of directors, and in the case of any such issuance to its sponsor, initial stockholders or their affiliates, without taking into account any founders’ shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the Market Value is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities and the $16.50 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 165% of the Market Value. The warrants may be exercised upon surrender of the warrant certificate on or prior to the expiration date at the offices of the warrant agent, with the exercise form on the reverse side of the warrant certificate completed and executed as indicated,

Note 5 — Private Placement

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

Note 6 — Related Party Transactions

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

Note 7 — Commitments & Contingencies

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

Note 8 — Stockholder’s Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there was no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 60,000,000 shares of common stock with a par value of $0.0001 per share. On December 22, 2020, the Company amended its Certificate of Incorporation and increased its authorized shares to 60,000,000 shares of common stock. Holders are entitled to one vote for each share of common stock. As of December 31, 2020, there were 7,071,551 shares of common stock outstanding, excluding 18,084,699 shares of common stock subject to possible redemption.

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

Note 9 — Fair Value Measurements

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account—cash	$203,262,660	$—	$—
Liabilities
Private Warrants	$—	$—	$10,763,361

Measurement

Investment Held in Trust Account

As of December 31, 2020, the investments in the Company’s Trust Account consisted of $203,262,660 in cash. The Company considers all investments with original maturities of more than three months but less than one year to be short-term investments. The carrying value approximates the fair value due to its short-term maturity. The investment held in trust account is classified within Level 1 of the fair value hierarchy at the measurement dates.

The Company established the initial fair value for the Private Warrants on December 28, 2020, the date of the consummation of the Company’s IPO. On December 31, 2020 the fair value was remeasured. For both periods, the Private Warrants were not separately traded on an open market. As such, the Company used a Monte Carlo simulation model to value the Private Placement Warrants. . The Private Warrants were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation model were as follows at initial measurement and at December 31, 2020:

Input	December 28, 2020 (Initial Measurement)	December 31, 2020
Risk-free interest rate	0.53%	0.52%
Expected term (years)	6.13	6.12
Expected volatility	24.2%	24.2%
Exercise price	$11.50	$11.50

The change in the fair value of the warrant liabilities for the period ended December 31, 2020 is summarized as follows:

Fair value at issuance December 28, 2020	$9,631,197
Change in fair value	1,132,164
Fair Value at December 31, 2020	$10,763,361

Note 10 — Income Tax

The Company’s net deferred tax assets are as follows:

December 31, 2020
Deferred tax asset
Organizational costs/Startup expenses	$4,417
Federal Net Operating loss	1,005
Total deferred tax asset	5,422
Valuation allowance	(5,422)
Deferred tax asset, net of allowance	$—

The income tax provision consists of the following:

December 31, 2020
Federal
Current	$—
Deferred	5,422

State
Current	—
Deferred	—
Change in valuation allowance	(5,422)
Income tax provision	$—

As of December 31, 2020, the Company has $4,787 of U.S. federal net operating loss carryovers, which do not expire, and no state net operating loss carryovers available to offset future taxable income.

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
Change in FV of warrant liability	(20.4)
Transaction costs associated with the issuance of warrants	(0.3)
Change in valuation allowance	(0.3)%
Income tax provision	—%

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

Note 11 — Subsequent Events

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