Form 10-Q
period 2021-03-31
Viveon Health Acquisition Corp.
filed 2021-07-02
CIK 1823857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-39827

VIVEON HEALTH ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	85-2788202
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

c/o Gibson, Deal & Fletcher, PC Spalding Exchange 3953 Holcomb Bridge Road Suite 200 Norcross Georgia 30092
(Address of Principal Executive Offices, including zip code)

(404)-861-5393
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	VHAQ	NYSE American, LLC
Warrants	VHAQW	NYSE American, LLC
Units	VHAQ	NYSE American, LLC
Rights	VHAQR	NYSE American, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of July 2, 2021, there were 25,156,250 shares of the Company’s common stock, $0.0001 par value per share, issued and outstanding.

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

VIVEON HEALTH ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(unaudited)
Assets:
Cash and cash equivalents	$1,447,788	$3,096,956
Prepaid Expenses	514,173	660,695
Total current assets	1,961,961	3,757,651
Investment held in Trust Account	203,267,672	203,262,660
Total Assets	$205,229,633	$207,020,311

Liabilities and Stockholders’ Equity
Current liabilities
Accrued costs and expenses	$53,341	$958,292
Other payable – related party	—	364,880
Promissory note – related party	—	228,758
Due to related party	55,806	5,806
Total current liabilities	109,147	1,557,736
Deferred underwriting fee	7,043,750	7,043,750
Warrant liability	6,865,688	10,763,361
Total liabilities	14,018,585	19,364,847

Commitments and Contingencies

Common Stock subject to possible redemption, 18,436,737 and 18,084,699 shares at redemption value at March 31, 2021 and December 31, 2020, respectively	186,211,044	182,655,456

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 60,000,000 shares authorized; 6,719,513 and 7,071,551 shares issued and outstanding (excluding 18,436,737 and 18,084,699 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	672	707
Additional paid-in capital	3,232,152	6,813,454
Retained Earnings (Accumulated deficit)	1,767,180	(1,814,153)
Total stockholders’ Equity	5,000,004	5,000,008
Total Liabilities and Stockholders’ Equity	$205,229,633	$207,020,311

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVEON HEALTH ACQUISITION CORP.

CONDENSED STATEMENT OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Formation and operating costs	$321,433
Loss from Operations	(321,433)

Other income:
Interest earned on investments held in Trust Account	5,012
Interest earned on bank account	81
Change in fair value of warrant liability	3,897,673
Total other income	3,902,766

Net income	$3,581,333

Basic and diluted, weighted average shares outstanding – non-redeemable common stock	7,067,639
Basic and diluted net income per share	$0.51
Basic and diluted weighted average shares outstanding – redeemable common stock	18,088,611
Basic and diluted net income per share	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVEON HEALTH ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

			Additional	Retained Earnings/	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance as of January 1, 2021	7,071,551	$707	$6,813,454	$(1,814,153)	$5,000,008
Deferred offering costs	—	—	(25,749)	—	(25,749)
Net Income	—	—	—	3,581,333	3,581,333
Change in common stock subject to possible redemption	(352,038)	(35)	(3,555,553)	—	(3,555,588)
Balance as of March 31, 2021	6,719,513	$672	$3,232,152	$1,767,180	$5,000,004

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVEON HEALTH ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2021

(UNAUDITED)

Cash flows from operating activities:
Net Income	$3,581,333
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(5,012)
Change in fair value of warrant liability	(3,897,673)
Changes in operating assets and liabilities:
Prepaid assets	146,522
Accrued costs and expenses	(930,700)
Due to related party	50,000
Net cash used in operating activities	(1,055,530)

Cash Flows from Financing Activities:
Payment of promissory note	(228,758)
Payment of other payable – related party	(364,880)
Net cash used in Financing activities	(593,638)

Net change in cash and cash equivalents	(1,649,168)
Cash and cash equivalents, beginning of period	3,096,956
Cash and cash equivalents, end of the period	$1,447,788

Supplemental disclosure of cash flow information:
Change in value of common stock subject to possible redemption	$3,555,588

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Note 1 — Organization and Business Operations

Viveon Health Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware company on August 7, 2020. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”).

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation and the proposed initial public offering (“Initial Public Offering” or “IPO”), described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Liquidity and Capital Resources

As of March 31, 2021, the Company had $1,447,788 of cash and cash equivalents held outside the Trust Account of available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. As of March 31, 2021 and December 31, 2020, none of the amount in the Trust Account was available to be withdrawn as described above.

The Company anticipates that the $1,447,788 outside of the Trust Account as of March 31, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on July 2, 2021, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The cash equivalents in the amount of $1,200,389 and $3,092,771, were held in money market funds as of March 31, 2021 and December 31, 2020, respectively.

Marketable Securities Held in Trust Account

At March 31, 2021, substantially all of the assets held in the Trust Account were held in mutual funds which invest in U.S. Treasury securities. The mutual fund assets in the amount of $203,267,672 were held in the Trust Account as of March 31, 2021.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date for Private Warrants while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and recorded as a warrant liability. Changes in the estimated fair value of the warrants are recognized as a non-cash gain or loss on the statements of operations.

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption right that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. At March 31, 2021, 18,436,737 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three-month period ending March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. The calculation of diluted loss per common share does not consider the effect of the warrants issued in connection with the (i) IPO, (ii) exercise of over-allotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 19,062,500 shares of common stock in the aggregate.

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

Reconciliation of Net Income per Common Share

Net income per common share, basic and diluted, for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of redeemable common stock outstanding since original issuance. Net income per common stock, basic and diluted, for non-redeemable Common Stock is calculated by dividing the net income, adjusted for income attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding for the periods. Non-redeemable common stock includes the Founder Shares as these shares of common stock do not have any redemption features and do not participate in the income earned on the Trust Account. Accordingly, basic and diluted income per common share is calculated as follows:

Three Months Ended March 31, 2021
Common stock subject to possible redemption
Numerator: Net income allocable to common stock subject to possible redemption
Accretion of interest income on marketable securities held in trust	$5,012
Less: interest available to be withdrawn for payment of taxes	(5,012)
Net income allocable to Common Stock subject to possible redemption	$-
Denominator: Weighted Average Redeemable Common Stock
Redeemable Common Stock, Basic and Diluted	18,088,611
Basic and Diluted net income per share, Redeemable Common Stock	$0.00

Non-Redeemable Common Stock
Numerator: Net Income minus Redeemable Net Earnings
Net income	$3,581,333
Redeemable Net Earnings	-
Non-Redeemable Net income	$3,581,333
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Common Stock	7,067,639
Basic and diluted net income per share, Common Stock	$0.51

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

Fair Value Measurements

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. The Company’s derivative instruments are recorded at fair value and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument. As the warrants meet the definition of a derivative the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change. In accordance with ASC 825-10 “Financial Instruments”, the Company has concluded that a portion of the transaction costs which directly related to the IPO and the Private Placement, should be allocated to the Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Note 3 — Initial Public Offering

Public Units

On December 28, 2020, the Company sold 17,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of Common Stock, par value $0.0001 per share, one redeemable warrant (the “Public Warrants”) and one right. Each right entitles the holder thereof to receive one-twentieth (1/20) of a share of common stock upon consummation of our initial business combination.

On December 28, 2020, the Underwriters fully exercised the over-allotment option by purchasing 2,625,000 Units (the “Over-Allotment Units”), generating aggregate of gross proceeds of $26,250,000.

Note 4 — Private Placement

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 18,000,000 warrants at a price of $0.50 per warrant ($9,000,000 in the aggregate), each exercisable to purchase one-half of a share common stock at a price of $11.50 per whole share, in a private placement that closed simultaneously with the closing of this offering. A portion of the purchase price of the private placement warrants was added to the proceeds from this offering to be held in the Trust Account

Note 5 — Related Party Transactions

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. On January 13, 2021, the Company paid the $228,758 balance on the note from the proceeds of the IPO. As of March 31, 2021, the Company had no balance under the Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would be repaid upon consummation of the Company’s initial business combination, without interest. As of March 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred and accrued $65,806 of administrative service fees from inception through March 31, 2021 and any unpaid amounts are accrued in Due to related party.

Note 6 — Commitments and Contingencies

Underwriting Agreement

The underwriters were entitled to deferred underwriting fee of 3.5% of the gross proceeds of the IPO, or $7,043,750 in the aggregate. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there was no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 60,000,000 shares of common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of common stock. As of March 31, 2021 and December 31, 2020, there were 6,719,513 and 7,071,551 shares of common stock issued and outstanding, excluding 18,436,737 and 18,084,699 shares of common stock subject to possible redemption, respectively.

Rights —Except in cases where the Company is not the surviving company in a business combination, each holder of a right will automatically receive one-twentieth (1/20) of a share of common stock upon consummation of the initial business combination. In the event the Company will not be the surviving company upon completion of the initial business combination, each holder of a right will be required to affirmatively convert his, her or its rights in order to receive the one-twentieth (1/20) of a share underlying each right upon consummation of the business combination. The Company will not issue fractional shares in connection with an exchange of rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As a result, holders must hold rights in multiples of 20 in order to receive shares for all rights upon closing of a business combination. If the Company is unable to complete an initial business combination within the required time period and the Company redeems the public shares for the funds held in the trust account, holders of rights will not receive any of such funds for their rights and the rights will expire worthless.

Note 8 — Warrants

Public Warrants

 Each warrant entitles the holder thereof to purchase one-half (1/2) of a share of common stock at a price of $11.50 per whole share, subject to adjustment as described in this prospectus. Each right entitles the holder thereof to receive one-twentieth (1/20) of a share of common stock upon consummation of our initial business combination. Pursuant to the warrant agreement, a warrant holder may exercise its public warrants only for a whole number of shares. This means that only an even number of public warrants may be exercised at any given time by a warrant holder.

The Company may call the warrants for redemption (except the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

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

Private Placement Warrants

The private warrants are identical to the warrants sold as part of the public units in this offering except that the private warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees. Additionally, if public units or shares of common stock are purchased by any of the directors, officers or initial stockholders, they will be entitled to funds from the trust account to the same extent as any public stockholder upon our liquidation but will not have redemption rights related thereto.

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	March 31,
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Mutual Funds held in Trust Account	$203,267,672	$203,267,672	$—	$—
	$203,267,672	$203,267,672	$—	$—
Liabilities:
Private Placement Warrant Liability	$6,865,688	$—	$—	6,865,688
	$6,865,688	$—	$—	$6,865,688

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Private Warrants on December 28, 2020, the date of the Company’s Initial Public Offering, and revalued on December 31, 2020 and on March 31, 2021, using a Monte Carlo simulation model. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation as of December 31, 2020 and March 31, 2021 were as follows:

Inputs	December 31, 2020	March 31, 2021
Risk-free interest rate	0.52%	1.13%
Expected term remaining (years)	6.12	5.87
Expected volatility	24.2%	14.9%
Stock price	$9.625	$9.820

The change in the fair value of the private placement warrant liabilities for the period ended December 31, 2020 is summarized as follows:

Fair value at December 31, 2020	$10,763,361
Change in fair value	(3,897,673)
Fair Value at March 31, 2021	$6,865,688

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Viveon Health Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Viveon Health, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company formed under the laws of the State of Delaware on August 7, 2020 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Although we are not limited to a particular industry or geographic region for purposes of consummating an initial business combination, we intend to focus on businesses that have their primary operations located in North America in the healthcare industry. We intend to utilize cash derived from the proceeds of our initial public offering in effecting our Initial Business Combination.

The issuance of additional shares in connection with an initial business combination:

●	may significantly dilute the equity interest of our investors in this offering who would not have pre-emption rights in respect of any such issuance;

●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

●	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our securities.

Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after our Initial Business Combination are insufficient to pay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our Initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 7, 2020 (inception) through March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of $3,581,333, which consisted of interest income on marketable securities held in the Trust Account and on the operating bank account of $5,093 and a change in fair value of warrant liability of $3,897,673, partially offset by operating costs of $321,433.

Liquidity and Capital Resources

 On December 28, 2020, we consummated an initial public offering (the “IPO”) of 17,500,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “public shares”), at $10.00 per Unit, generating gross proceeds of $175,000,000. Each Unit consists of one share of common stock, par value $0.0001, one warrant to purchase one-half of one share of common stock, and one right to receive one-twentieth (1/20) of a share of common stock upon the consummation of an Initial Business Combination.

We granted the underwriters a 45-day option to purchase up to an additional 2,625,000 units (over and above the 17,500,000 units referred to above) solely to cover over-allotments, if any. On December 30, 2020, the underwriters exercised the over-allotment option in full, and the closing of the sale of the additional Units pursuant to the over-allotment option occurred on December 30, 2020. The issuance by us of 2,625,000 over-allotment option units at a price of $10.00 per unit resulted in additional gross proceeds of $26,250,000.

Simultaneously with the closing of the IPO, we consummated a private placement with Viveon Health LLC, our sponsor, of 18,000,000 warrants (the “Private Warrants”), at a price of $0.50 per Private Warrant, exercisable to purchase 9,000,000 shares of Common Stock, generating total proceeds of $9,000,000.

Following our IPO, the full exercise of the over-allotment option and the sale of the Private Warrants, a total of $203,262,500 of the net proceeds were deposited in a Trust Account established for the benefit of our public shareholders.

For the three months ended March 31, 2021, net cash used in operating activities was $1,055,530. Net income of $3,581,333 was impacted by interest earned on marketable securities held in the Trust Account of $5,012, a change in fair value of warrant liability of $3,897,673, and changes in operating assets and liabilities, which used $734,178 of cash from operating activities.

As of March 31, 2021, we had cash and marketable securities in the Trust Account of $203,267,672 (including approximately $5,012 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our Initial Business Combination. We may withdraw interest to pay taxes. During the period ended March 31, 2021, we did not withdraw any of interest income from the Trust Account to pay for franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2021, we had cash and cash equivalents of $1,447,788 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our Initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

As of March 31, 2021, we had $1,447,788 in our operating bank accounts, $203,267,672 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our common stock in connection therewith and working capital of $1,875,148, which excludes $22,334 of franchise taxes payable that will be paid from interest earned on the Trust Account.

We may need to raise additional capital through loans or additional investments from our Sponsor, or officers or directors. Our Sponsor, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. .

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our sponsor a monthly fee of $20,000 for office space, utilities and secretarial and administrative support. We began incurring these fees on December 22, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $7,043,750. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

In addition, subject to certain conditions, we granted Chardan, for a period of 12 months after the date of the consummation of a Business Combination, a right of first refusal to act as book-running managing underwriter or placement agent, with at least 30% of the economics, for any and all future public and private equity, convertible and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement related to the Initial Public Offering.

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

We account for common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of our condensed consolidated balance sheets.

Net Income Per Common Share

We apply the two-class method in calculating earnings per share. Common stock subject to possible redemption which is not currently redeemable and is not redeemable at fair value, have been excluded from the calculation of basic net loss per common share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. Our net income is adjusted for the portion of income that is attributable to common stock subject to possible redemption, as these shares only participate in the earnings of the Trust Account and not our income or losses.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

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

As a result of these developments, the Company has reviewed its treatment of the Warrants and has filed its Amendment No. 1 to the Annual Report on Form 10-K filed on July 2, 2021 (the “10-K/A”). The 10-K/A provided for the reclassification of the private warrants as a liability for the affected period as described therein. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness. This material weakness resulted in the need to restate the 10-K/A.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described above. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

Changes in Internal Control Over Financial Reporting

Other than as described below, there was no change in our internal control over financial reporting that occurred during the fiscal quarter of 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on December 22, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 28, 2020, we consummated the IPO of 17,500,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “public share”), at $10.00 per Unit, generating gross proceeds of $175,000,000. Each Unit consists of one share of common stock, par value $0.0001, one warrant to purchase one-half of one share of common stock, and one right to receive one-twentieth (1/20) of a share of common stock upon the consummation of an initial business combination. We granted the underwriters a 45-day option to purchase up to an additional 2,550,000 units (over and above the 17,500,000 units referred to above) solely to cover over-allotments, if any.

On December 30, 2020, the underwriters exercised the over-allotment option in full, and the closing of the sale of the additional Units pursuant to the over-allotment option occurred on December 30, 2020. The issuance by the Company of 2,625,000 over-allotment option units at a price of $10.00 per unit resulted in gross proceeds of $26,250,000. Simultaneously with the closing of the IPO, we consummated a private placement with Viveon Health LLC, our sponsor, of 18,000,000 warrants (the “Private Warrants”), at a price of $0.50 per Private Warrant, to purchase 9,000,000 shares of Common Stock, generating total proceeds of $9,000,000.

As of March 31, 2021, a total of $203,262,500 of the net proceeds from the IPO (including the over-allotment option units) and the Private Warrants were deposited in a trust account established for the benefit of the Company’s public shareholders.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVEON HEALTH ACQUISITION CORP.

Date: July 2, 2021	By:	/s/ Jagi Gill
	Name:	Jagi Gill
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: July 2, 2021	By:	/s/ Rom Papadopoulos
	Name:	Rom Papadopoulos
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)