Form 10-Q
period 2021-06-30
Viveon Health Acquisition Corp.
filed 2021-08-16
CIK 1823857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 16, 2021, there were 25,156,250 shares of the Company’s common stock, $0.0001 par value per share, issued and outstanding.

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

VIVEON HEALTH ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets:
Cash and cash equivalents	$1,056,622	$3,096,956
Prepaid Expenses	339,671	660,695
Total current assets	1,396,293	3,757,651
Investment held in Trust Account	203,272,741	203,262,660
Total Assets	$204,669,034	$207,020,311

Liabilities and Stockholders’ Equity
Current liabilities
Accrued costs and expenses	$75,767	$958,292
Other payable – related party	—	364,880
Promissory note – related party	—	228,758
Due to related party	115,806	5,806
Total current liabilities	191,573	1,557,736
Deferred underwriting fee	7,043,750	7,043,750
Warrant liability	6,631,815	10,763,361
Total liabilities	13,867,138	19,364,847

Commitments and Contingencies

Common Stock subject to possible redemption, 18,396,227 and 18,084,699 shares at redemption value at June 30, 2021 and December 31, 2020, respectively	185,801,895	182,655,456

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 60,000,000 shares authorized; 6,760,023 and 7,071,551 shares issued and outstanding (excluding 18,396,227 and 18,084,699 shares subject to possible redemption) at June 30, 2021 and December 31, 2020, respectively	676	707
Additional paid-in capital	3,641,297	6,813,454
Retained Earnings (Accumulated deficit)	1,358,028	(1,814,153)
Total stockholders’ Equity	5,000,001	5,000,008
Total Liabilities and Stockholders’ Equity	$204,669,034	$207,020,311

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVEON HEALTH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30, 2021	Six months ended June 30, 2021
Formation and operating costs	$648,124	$969,557
Loss from Operations	(648,124)	(969,557)

Other income:
Interest earned on investments held in Trust Account	5,069	10,081
Interest earned on bank account	30	111
Change in fair value of warrant liability	233,873	4,131,546
Total other income	238,972	4,141,738

Net (loss) income	$(409,152)	$3,172,181

Basic and diluted, weighted average shares outstanding – non-redeemable common stock	6,719,958	6,892,838
Basic and diluted net (loss) income per share	$(0.06)	$0.46
Basic and diluted weighted average shares outstanding – redeemable common stock	18,436,292	18,263,412
Basic and diluted net income per share	$0.00	0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVEON HEALTH ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

FOR THE SIX MONTHS ENDED JUNE 30, 2021

			Additional	Retained Earnings/	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance as of January 1, 2021	7,071,551	$707	$6,813,454	$(1,814,153)	$5,000,008
Deferred offering costs	—	—	(25,749)	—	(25,749)
Net income	—	—	—	3,172,181	3,172,181
Change in common stock subject to possible redemption	(311,528)	(31)	(3,146,408)	—	(3,146,439)
Balance as of June 30, 2021	6,760,023	$676	$3,641,297	$1,358,028	$5,000,001

FOR THE THREE MONTHS ENDED JUNE 30, 2021

			Additional	Retained Earnings/	Total
	Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit)	Equity
Balance as of March 31, 2021	6,719,513	$672	$3,232,152	$1,767,180	$5,000,004
Net loss	—	—	—	(409,152)	(409,152)
Change in common stock subject to possible redemption	40,510	4	409,145	—	409,149
Balance as of June 30, 2021	6,760,023	$676	$3,641,297	$1,358,028	$5,000,001

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVEON HEALTH ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021
(UNAUDITED)

Cash flows from operating activities:
Net Income	$3,172,181
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on investments held in Trust Account	(10,081)
Change in fair value of warrant liability	(4,131,546)
Changes in operating assets and liabilities:
Prepaid assets	321,024
Accrued costs and expenses	(908,274)
Due to related party	110,000
Net cash used in operating activities	(1,446,696)

Cash Flows from Financing Activities:
Payment of promissory note	(228,758)
Payment of other payable – related party	(364,880)
Net cash used in financing activities	(593,638)

Net change in cash and cash equivalents	(2,040,334)
Cash and cash equivalents, beginning of period	3,096,956
Cash and cash equivalents, end of the period	$1,056,622

Supplemental disclosure of cash flow information:
Change in value of common stock subject to possible redemption	$3,146,439

The accompanying notes are an integral part of these unaudited condensed financial statements.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

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

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 7, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. The Company’s sponsor is Viveon Health LLC, a Delaware limited liability company (the “Sponsor”).

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had $1,056,622 of cash and cash equivalents held outside the Trust Account available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. As of June 30, 2021 and December 31, 2020, none of the amount in the Trust Account was available to be withdrawn as described above.

The Company anticipates that the $1,056,622 outside of the Trust Account as of June 30, 2021, will be sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. Until consummation of its Business Combination, the Company will be using the funds not held in the Trust Account, and any additional Working Capital Loans (as defined in Note 5) from the initial stockholders, the Company’s officers and directors, or their respective affiliates (which is described in Note 5), for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on July 2, 2021, which contains the audited financial statements and notes thereto. The interim results for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The cash equivalents in the amount of $950,419 and $3,092,771, were held in money market funds as of June 30, 2021 and December 31, 2020, respectively.

Marketable Securities Held in Trust Account

At June 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in mutual funds which invest in U.S. Treasury securities. The mutual fund assets in the amount of $203,272,741 and $203,262,660 were held in the Trust Account as of June 30, 2021 and December 31, 2020, respectively.

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

Common Stock Subject to Possible Redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock feature certain redemption right that is considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet. At June 30, 2021 and December 31, 2020, 18,396,227 and 18,084,699 shares of common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheet.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three-month period ending June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Common stock subject to possible redemption
Numerator: Net income allocable to common stock subject to possible redemption
Accretion of interest income on marketable securities held in trust	$5,069	$10,081
Less: interest available to be withdrawn for payment of taxes	(5,069)	(10,081)
Net income allocable to Common Stock subject to possible redemption	$—	$—
Denominator: Weighted Average Redeemable Common Stock
Redeemable Common Stock, Basic and Diluted	18,436,292	18,263,412
Basic and Diluted net income per share, Redeemable Common Stock	$0.00	$0.00

Non-Redeemable Common Stock
Numerator: Net (Loss) Income minus Redeemable Net Earnings
Net income	$(409,152)	$3,172,181
Redeemable Net Earnings	—	—
Non-Redeemable Net income	$(409,152)	$3,172,181
Denominator: Weighted Average Non-Redeemable Common Stock
Basic and diluted weighted average shares outstanding, Common Stock	6,719,958	6,892,838
Basic and diluted net income per share, Common Stock	$(0.06)	$0.46

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

Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. On January 13, 2021, the Company paid the $228,758 balance on the note from the proceeds of the IPO. As of June 30, 2021, the Company had no balance under the Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would be repaid upon consummation of the Company’s initial business combination, without interest. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred $120,000 and accrued $110,000 of administrative service fees for the six months ended June 30, 2021 and any unpaid amounts are accrued in Due to related party.

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

Note 7 — Stockholders’ Equity

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there was no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 60,000,000 shares of common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of common stock. As of June 30, 2021, 2021 and December 31, 2020, there were 6,760,023 and 7,071,551 shares of common stock issued and outstanding, excluding 18,396,227 and 18,084,699 shares of common stock subject to possible redemption, respectively.

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

The Company may call the warrants for redemption (except the Private Warrants):

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

Private Warrants

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

Note 9 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	June 30,
	2021	(Level 1)	(Level 2)	(Level 3)
Assets:
Mutual Funds held in Trust Account	$203,272,741	$203,272,741	$—	$—
	$203,272,741	$203,272,741	$—	$—
Liabilities:
Private Warrant Liability	$6,631,815	$—	$—	6,631,815
	$6,631,815	$—	$—	$6,631,815

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Private Warrants on December 28, 2020, the date of the Company’s Initial Public Offering, and revalued on December 31, 2020 and on June 30, 2021 , using a Monte Carlo simulation model. The Warrants were classified as Level 3 at the initial measurement date due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation as of December 31, 2020 and June 30, 2021 were as follows:

Inputs	December 31, 2020	June 30, 2021
Risk-free interest rate	0.52%	0.98%
Expected term remaining (years)	6.12	5.63
Expected volatility	24.2%	13.4%
Stock price	$9.625	$9.900

The change in the fair value of the Private Warrant liability for the period ended June 30, 2021 is summarized as follows:

Fair value at December 31, 2020	$10,763,361
Change in fair value	(4,131,546)
Fair Value at June 30, 2021	$6,631,815

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 7, 2020 (inception) through June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six months ended June 30, 2021, we had net income of $3,172,181, which consisted of interest income on marketable securities held in the Trust Account and on the operating bank account of $10,192 and a change in fair value of warrant liability of $4,131,546, partially offset by operating costs of $969,557.

Liquidity and Capital Resources

For the six months ended June 30, 2021, net cash used in operating activities was $1,446,696. Net income of $3,172,181 was impacted by interest earned on marketable securities held in the Trust Account of $10,081, a change in fair value of warrant liability of $4,131,546, and changes in operating assets and liabilities, which used $477,250 of cash from operating activities.

As of June 30, 2021, we had cash and marketable securities in the Trust Account of $203,272,741 (including approximately $10,081 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our Initial Business Combination. We may withdraw interest to pay taxes. During the period ended June 30, 2021, we did not withdraw any of interest income from the Trust Account to pay for franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2021, we had cash and cash equivalents of $1,056,622 outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our Initial Business Combination.

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

As of June 30, 2021, we had $1,056,622 in our operating bank accounts, $203,272,741 in securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem our common stock in connection therewith and working capital of $1,157,386, which excludes $47,334 of franchise taxes payable that will be paid from interest earned on the Trust Account.

We may need to raise additional capital through loans or additional investments from our Sponsor, or officers or directors. Our Sponsor, officers and directors may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective, due solely to the material weakness in our internal control over financial reporting described above. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles.

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

As of June 30, 2021, a total of $203,262,500 of the net proceeds from the IPO (including the over-allotment option units) and the Private Warrants were deposited in a trust account established for the benefit of the Company’s public shareholders.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVEON HEALTH ACQUISITION CORP.

Date: August 16, 2021	By:	/s/ Jagi Gill
	Name:	Jagi Gill
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Rom Papadopoulos
	Name:	Rom Papadopoulos
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)