Form 10-Q
period 2021-09-30
Viveon Health Acquisition Corp.
filed 2021-11-17
CIK 1823857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-39827

VIVEON HEALTH ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-2788202
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

 c/o Gibson, Deal & Fletcher, PC

Spalding Exchange

3953 Holcomb Bridge Road

Suite 200

Norcross, Georgia 30092

(Address of principal executive offices and zip code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of November 15, 2021, there were 25,156,250 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

VIVEON HEALTH ACQUISITION CORP.

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

VIVEON HEALTH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)	(As Restated)(1)
Assets:
Cash and cash equivalents	$575,250	$3,096,956
Prepaid expenses	196,140	660,695
Total current assets:	771,390	3,757,651
Investment held in Trust Account	203,277,865	203,262,660
Total Assets	$204,049,255	$207,020,311

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued costs and expenses	$179,527	$958,292
Other payable - related party	—	364,880
Promissory note - related party	—	228,758
Due to related party	175,806	5,806
Total current liabilities:	355,333	1,557,736
Deferred underwriting fee	7,043,750	7,043,750
Warrant liability	4,672,727	10,763,361
Total Liabilities	12,071,810	19,364,847

Commitments (see Note 6)
Common Stock subject to possible redemption, 20,125,000 shares at redemption value	203,262,500	203,262,500

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock not subject to possible redemption, $0.0001 par value; 60,000,000 shares authorized; 5,031,250 issued and outstanding (excluding 20,125,000 shares subject to redemption)	503	503
Additional paid-in capital	—	—
Accumulated deficit	(11,285,558)	(15,607,539)
Total Stockholders’ Deficit	(11,285,055)	(15,607,036)
Total Liabilities and Stockholders’ Deficit	$204,049,255	$207,020,311

(1)	As restated due to the review of the treatment of public shares subject to redemption (see Note 2).

The accompanying notes are an integral part of the unaudited condensed financial statements.

VIVEON HEALTH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	For the period from August 7, 2020 (inception) through September 30, 2020
Formation and operating costs	$788,688	$1,758,245	$467
Loss from Operations	(788,688)	(1,758,245)	(467)
Interest earned on investments held in Trust Account	5,124	15,205	—
Interest earned on bank account	25	136	—
Change in fair value of warrant liability	1,959,088	6,090,634	—
Net income (loss)	$1,175,549	$4,347,730	$(467)

Weighted average shares outstanding, basic and diluted	24,150,000	24,150,000	4,375,000
Basic and diluted net loss per common share	$0.05	$0.18	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

VIVEON HEALTH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2020 (As Restated)(1)	5,031,250	$503	$—	$(15,607,539)	$(15,607,036)

Deferred offering costs	—	—	—	(25,749)	(25,749)

Net income	—	—	—	3,581,333	3,581,333

Balance at March 31, 2021 (As Restated)(1)	5,031,250	503	—	(12,051,955)	(12,051,452)

Net loss	—	—	—	(409,152)	(409,152)

Balance at June 30, 2021 (As Restated)(1)	5,031,250	503	—	(12,461,107)	(12,460,604)

Net income	—	—	—	1,175,549	1,175,549

Balance at September 30, 2021	5,031,250	$503	$—	$(11,285,558)	$(11,285,055)

(1)	As restated due to the review of the treatment of public shares subject to redemption (see Note 2).

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at August 7, 2020 (inception)	—	$—	$—	$—	$—

Common stock issued to founders	5,031,250	503	24,497	—	25,000

Net loss	—	—	—	(467)	(467)

Balance at September 30, 2020	5,031,250	$503	$24,497	$(467)	$24,533

The accompanying notes are an integral part of the unaudited condensed financial statements.

VIVEON HEALTH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the period from January 1, 2021 through September 30, 2021	For the period from August 7, 2020 (inception) through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$4,347,730	$(467)
Interest earned on investments held in Trust Account	(15,205)	—
Change in fair value of warrant liability	(6,090,634)	—
Changes in operating assets and liabilities
Prepaid expenses	464,555	—
Accrued costs and expenses	(778,765)	467
Due to related party	170,000	—
Net cash used in operating activities	$(1,902,319)	$—

Cash Flows from Financing Activities:
Payment of promissory note - related party	(228,758)	—
Payment of other payable - related party	(364,880)	—
Offering costs paid	(25,749)	—
Net cash used in financing activities	$(619,387)	$—

Net Change in Cash	(2,521,706)	—
Cash - Beginning of period	3,096,956	—
Cash - End of period	$575,250	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of common stock	$—	$25,000
Deferred offering costs paid by Sponsor under the promissory note	$—	$100,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Viveon Health Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware company on August 7, 2020. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”).

The Company has neither engaged in any operations nor generated any revenues to date. The Company’s only activities from August 7, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. The Company does not expect to generate any operating revenues until after the completion of our Business Combination. The Company generates non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. The Company incurs expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. The Company’s sponsor is Viveon Health, LLC, a Delaware limited liability company (the “Sponsor”).

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

While the Company’s management has broad discretion with respect to the specific application of the cash held outside of the Trust Account, substantially all of the net proceeds from the Initial Public Offering and the sale of the Private Warrants, which are placed in the Trust Account, are intended to be applied generally toward completing a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

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

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a prospective partner company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

Liquidity and Capital Resources

As of September 30, 2021, the Company had $575,250 of cash and cash equivalents held outside the Trust Account available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial business combination, and is restricted for use either in a Business Combination or to redeem common stock. As of September 30, 2021 and December 31, 2020, none of the amount in the Trust Account was available to be withdrawn as described above.

The Company anticipates that the $575,250 outside of the Trust Account as of September 30, 2021, will be not sufficient to allow the Company to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the Company’s plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Public common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all Public common stock as temporary equity at redemption value and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be classified outside of permanent equity.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

The reclassification of amounts from permanent equity to temporary equity resulted in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows. In connection with the change in presentation for the Public common stock subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses share pro rata between redeemable and nonredeemable common stock. This presentation contemplates a Business Combination as the most likely outcome, in which case, redeemable and nonredeemable common stock share pro rata in the income and losses of the Company.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	December 28, 2020
	As Previously Reported	Adjustments	As Restated
Balance Sheet
Common stock subject to possible redemption	$159,276,593	$6,359,743	$165,636,336
Allocation of underwriter’s discounts, offering costs and deferred fees to common stock	$—	$(9,545,048)	$(9,545,048)
Immediate accretion to redemption value	$—	$20,658,712	$20,658,712
Total common stock subject to possible redemption	$159,276,593	$17,473,407	$176,750,000
Common stock	$676	$(173)	$503
Additional paid-in capital	$5,664,423	$(5,664,423)	$—
Accumulated deficit	$(665,090)	$(11,808,811)	$(12,473,901)
Total stockholders’ equity (deficit)	$5,000,009	$(17,473,407)	$(12,473,398)

	December 31, 2020
	As Previously Reported	Adjustments	As Restated
Balance Sheet
Common stock subject to possible redemption	$182,655,456	$7,826,331	$190,481,787
Allocation of underwriter’s discounts, offering costs and deferred fees to common stock	$—	$(11,174,137)	$(11,174,137)
Immediate accretion to redemption value	$—	$23,954,850	$23,954,850
Total common stock subject to possible redemption	$182,655,456	$20,607,044	$203,262,500
Common stock	$707	$(204)	$503
Additional paid-in capital	$6,813,454	$(6,813,454)	$—
Accumulated deficit	$(1,814,153)	$(13,793,386)	$(15,607,539)
Total stockholders’ equity (deficit)	$5,000,008	$(20,607,044)	$(15,607,036)

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

	December 31, 2020
	As Previously Reported	Adjustments	As Restated
Statement of Operations for the period from August 7, 2020 (Inception) to December 31, 2020
Basic and diluted weighted average shares outstanding - redeemable common stock	343,634	(206,729)	136,905
Basic and diluted net income (loss) per share - redeemable common stock	$0.00	$(0.74)	$(0.74)
Basic and diluted weighted average shares outstanding - nonredeemable common stock	4,413,429	(2,082,689)	2,330,740
Basic and diluted net loss per share - nonredeemable common stock	$(0.41)	$(0.33)	$(0.74)

	December 31, 2020
	As Previously Reported	Adjustments	As Restated
Statement of Changes in Stockholders’ Equity (Deficit) for the period from August 7, 2020 (Inception) to December 31, 2020
Sale of 17,500,000 Units and 18,000,000 Private Placement Warrants on December 28, 2020 net of fair value	$175,000,000	$(175,000,000)	$—
Sale of 2,625,000 Units on December 30, 2020 through over-allotment net of fair value	$26,250,000	$(26,250,000)	$—
Offering costs	$(11,805,383)	$11,805,383	$—
The maximum number of redeemable shares	$(182,655,456)	$182,655,456	$—
Accretion of common stock to redemption amount, as restated	$—	$(13,817,883)	$(13,817,883)
Total stockholders' equity (deficit)	$5,000,008	$(20,607,044)	$(15,607,036)

	December 31, 2020
	As Previously Reported	Adjustments	As Restated
Statement of Cash Flows for the period from August 7, 2020 (Inception) to December 31, 2020 Supplemental disclosures of non-cash investing and financing activities
Initial classification of common stock subject to possible redemption	$182,655,456	$(182,655,456)	$—
Accretion of common stock subject to redemption to redemption value	$—	$23,954,850	$23,954,850

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

	March 31, 2021
	As Previously Reported	Adjustments	As Restated
Condensed Balance Sheet (unaudited)
Common stock subject to possible redemption	$186,211,044	$4,270,743	$190,481,787
Allocation of underwriter’s discounts, offering costs and deferred fees to common stock	$—	$(11,174,137)	$(11,174,137)
Immediate accretion to redemption value	$—	$23,954,850	$23,954,850
Total common stock subject to possible redemption	$186,211,044	$17,051,456	$203,262,500
Common stock	$672	$(169)	$503
Additional paid-in capital	$3,232,152	$(3,232,152)	$—
Retained earnings (accumulated deficit)	$1,767,180	$(13,819,135)	$(12,051,955)
Total stockholders’ equity (deficit)	$5,000,004	$(17,051,456)	$(12,051,452)

	March 31, 2021
	As Previously Reported	Adjustments	As Restated
Condensed Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)
Basic and diluted weighted average shares outstanding - redeemable common stock	7,067,639	13,057,361	20,125,000
Basic and diluted net income per share	$0.51	$(0.36)	$0.15
Basic and diluted weighted average shares outstanding - nonredeemable common stock	18,088,611	(14,063,611)	4,025,000
Basic and diluted net income per share	$0.00	$0.15	$0.15

	March 31, 2021
	As Previously Reported	Adjustments	As Restated
Condensed Statement of Changes in Stockholders Equity (Deficit) for the Three Months Ended March 31, 2021 (unaudited)
Change in common stock subject to possible redemption	$(3,555,588)	$3,555,588	$—
Total stockholders' equity (deficit)	$5,000,004	$(17,051,456)	$(12,051,452)

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

	March 31, 2021
	As Previously Reported	Adjustments	As Restated
Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited) Supplemental disclosures of non-cash investing and financing activities
Change in value of common stock subject to possible redemption	$3,555,588	$(3,555,588)	$—

	June 30, 2021
	As Previously Reported	Adjustments	As Restated
Condensed Balance Sheet (unaudited)
Common stock subject to possible redemption	$185,801,895	$4,679,892	$190,481,787
Allocation of underwriter’s discounts, offering costs and deferred fees to common stock	$—	$(11,174,137)	$(11,174,137)
Immediate accretion to redemption value	$—	$23,954,850	$23,954,850
Total common stock subject to possible redemption	$185,801,895	$17,460,605	$203,262,500
Common stock	$676	$(173)	$503
Additional paid-in capital	$3,641,297	$(3,641,297)	$—
Retained earnings (accumulated deficit)	$1,358,028	$(13,819,135)	$(12,461,107)
Total stockholders’ equity (deficit)	$5,000,001	$(17,460,605)	$(12,460,604)

	June 30, 2021
	As Previously Reported	Adjustments	As Restated
Condensed Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding - redeemable common stock	6,719,958	13,405,042	20,125,000
Basic and diluted net loss per share	$(0.06)	$0.04	$(0.02)
Basic and diluted weighted average shares outstanding - nonredeemable common stock	18,436,292	(14,411,292)	4,025,000
Basic and diluted net income (loss) per share	$0.00	$(0.02)	$(0.02)
Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)
Basic and diluted weighted average shares outstanding - redeemable common stock	6,892,838	13,232,162	20,125,000
Basic and diluted net income per share	$0.46	$(0.33)	$0.13
Basic and diluted weighted average shares outstanding - nonredeemable common stock	18,263,412	(14,238,412)	4,025,000
Basic and diluted net income per share	$0.00	$0.13	$0.13

	June 30, 2021
	As Previously Reported	Adjustments	As Restated
Condensed Statement of Changes in Stockholders Equity (Deficit) for the Three Months Ended June 30, 2021 (unaudited)
Change in common stock subject to possible redemption	$409,149	$(409,149)	$—
Total stockholders' equity (deficit)	$5,000,001	$(17,460,605)	$(12,460,604)
Condensed Statement of Changes in Stockholders Equity (Deficit) for the Six Months Ended June 30, 2021 (unaudited)
Change in common stock subject to possible redemption	$(3,146,439)	$3,146,439	$—
Total stockholders' equity (deficit)	$5,000,001	$(17,460,605)	$(12,460,604)

	June 30, 2021
	As Previously Reported	Adjustments	As Restated
Condensed Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited) Supplemental disclosures of non-cash investing and financing activities
Change in value of common stock subject to possible redemption	$3,146,439	$(3,146,439)	$—

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on July 2, 2021, which contains the audited financial statements and notes thereto. The interim results for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company's management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Significant accounting estimates reflected in the Company’s condensed financial statements include, but are not limited to, the fair value of the warrant liability. Accordingly, the actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The cash equivalents in the amount of $500,444 and $3,092,771, were held in money market funds as of September 30, 2021 and December 31, 2020, respectively.

Marketable Securities Held in Trust Account

At September 30, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in mutual funds which invest in U.S. Treasury securities. The mutual fund assets in the amount of $203,277,865 and $203,262,660 were held in the Trust Account as of September 30, 2021 and December 31, 2020, respectively.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

Common Stock Subject to Possible Redemption

All of the 20,125,000 shares of redeemable common stock sold as part of the Units in the Initial Public Offering and subsequent full exercise of the underwriters’ over-allotment option contain a redemption feature which allows for the redemption of such redeemable common stock in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated articles of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all redeemable common stock has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

As of September 30, 2021, the redeemable common stock reflected in the condensed balance sheet are reconciled in the following table:

Allocated Fair Value of Proceeds	$190,481,787
Less:
Issuance costs allocated to redeemable common stock	(11,174,137)
Plus:
Accretion of carrying value to redemption value	23,954,850
Common stock subject to possible redemption	$203,262,500

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $11,830,356 as a result of the Initial Public Offering (consisting of a $4,025,000 underwriting fee, 7,043,750 of deferred underwriting fees, and 761,606 of other offering costs). The Company recorded $11,174,137 of offering costs as a reduction of temporary equity in connection with the redeemable common stock included in the Units. The Company recorded $631,246 of offering costs as a reduction of permanent equity in connection with the Public Warrants. The Company immediately expensed $24,973 of offering costs in connection with the Private Placement Warrants that were classified as liabilities.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three-month period ending September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

The provision for income taxes was deemed to be de minimis for the period from January 1, 2021 through September 30, 2021.

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

The following table reflects the calculation of basic and diluted net income per common stock (in dollars, except per share amounts):

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021		For the period from August 7, 2020 (inception) through September 30, 2020
	Redeemable Common Stock	Nonredeemable Common Stock	Redeemable Common Stock	Nonredeemable Common Stock	Redeemable Common Stock	Nonredeemable Common Stock
Basic and diluted net income per share:
Numerator:
Net income (loss)	$979,624	$195,925	$3,623,108	$724,622	$—	$(467)
Denominator:
Weighted Average Common Stock	20,125,000	4,025,000	20,125,000	4,025,000	—	4,375,000

Basic and diluted earnings per common share	$0.05	$0.05	$0.18	$0.18	$0.00	$0.00

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

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

Recent Accounting Standards

The Company does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the IPO, the Sponsor purchased an aggregate of 18,000,000 warrants at a price of $0.50 per warrant ($9,000,000 in the aggregate), each exercisable to purchase one-half of a share common stock at a price of $11.50 per whole share, in a Private Placement that closed simultaneously with the closing of this offering. A portion of the purchase price of the Private Placement Warrants was added to the proceeds from this offering to be held in the Trust Account

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In August 2020, the Sponsor paid $25,000, or approximately $0.007 per share, to cover certain offering costs in consideration for 3,593,750 shares of common stock, par value $0.0001 (the “Founder Shares”). On December 3, 2020, the Company declared a share dividend of 0.36 for each outstanding share, resulting in 4,887,500 shares outstanding, and on December 22, 2020 the Company declared a share dividend of 0.03 resulting in 5,031,250 shares which includes an aggregate of up to 656,250 shares that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, and up to an aggregate of 1,006,250 shares of common stock (or 875,000 shares of common stock to the extent that the underwriters’ over-allotment is not exercised, pro rata) that are subject to forfeiture to the extent that rights are exercised upon consummation of an initial business combination. In connection with the underwriters’ fully exercise of their over-allotment option on December 28, 2020 (see Note 4), the 656,250 shares were no longer subject to forfeiture.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

Promissory Note - Related Party

The Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. On January 13, 2021, the Company paid the $228,758 balance on the note from the proceeds of the IPO. As of September 30, 2021, the Company had no balance under the Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would be repaid upon consummation of the Company’s initial business combination, without interest. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date of the final prospectus, the Company has agreed to pay the Sponsor a total of $20,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred $180,000 and accrued $170,000 of administrative service fees for the nine months ended September 30, 2021 and any unpaid amounts are accrued in Due to related party.

NOTE 7. COMMITMENTS

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there was no preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 60,000,000 shares of common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of common stock. As of September 30, 2021 and December 31, 2020, there were 5,031,250 shares of common stock issued and outstanding, excluding 20,125,000 shares of common stock subject to possible redemption.

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

NOTE 9. WARRANTS

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

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

At September 30, 2021, there were 20,125,000 Public Warrants and 18,000,000 Private Warrants outstanding. The Company accounts for the Public Warrants and Private Warrants in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the Private Warrants do not meet the criteria for equity treatment thereunder, the Private Warrants must be recorded as a liability.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(UNAUDITED)

NOTE 10. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	September 30, 2021	Level 1	Level 2	Level 3
Assets
Mutual Funds held in Trust Account	$203,277,865	$203,277,865	$—	$—
	$203,277,865	$203,277,865	$—	$—
Liabilities
Private Warrant Liability	$4,672,727	$—	$—	$4,672,727
	$4,672,727	$—	$—	$4,672,727

The Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the Condensed Balance Sheet. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the Condensed Statement of Operations.

The Company established the initial fair value of the Private Warrants on December 28, 2020, the date of the Company’s Initial Public Offering, and revalued on December 31, 2020 and on September 30, 2021, using a Monte Carlo simulation model. The Warrants were classified as Level 3 at the initial measurement date, on December 31, 2020 and on September 30, 2021 due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation as of December 31, 2020 and September 30, 2021 were as follows:

Inputs	December 31, 2020	As of September 30, 2021
Risk-free interest rate	0.52%	1.06%
Expected term remaining (years)	6.12	5.50
Expected volatility	24.2%	10.9%
Stock price	$9.625	$9.990

The change in the fair value of the Private Warrant liability for the period ended September 30, 2021 is summarized as follows:

Private Placement Warrants
Fair value as of December 31, 2020	$10,763,361
Change in fair value	(3,897,673)
Fair value as of March 31, 2021	6,865,688
Change in fair value	(233,873)
Fair value as of June 30, 2021	6,631,815
Change in fair value	(1,959,088)
Fair value as of September 30, 2021	$4,672,727

NOTE 11. SUBSEQUENT EVENTS

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from August 7, 2020 (inception) through September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after our Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine months ended September 30, 2021, we had net income of $4,347,730, which consisted of a change in fair value of warrant liability of $6,090,634, interest income on investments held in Trust Account of $15,205 and interest income on the operating bank account of $136, partially offset by formation and operating costs of $1,758,245.

For the three months ended September 30, 2021, we had net income of $1,175,549, which consisted of a change in fair value of warrant liability of $1,959,088, interest income on investments held in Trust Account of $5,124 and interest income on the operating bank account of $25, partially offset by formation and operating costs of $788,688.

Liquidity and Capital Resources

For the nine months ended September 30, 2021, net cash used in operating activities was $1,902,319, which was due the change in fair value of warrant liability of $6,090,634, changes in working capital of $144,210, and interest earned on investments held in Trust Account of $15,205 offset in part by net income of $4,347,730.

For the nine months ended September 30, 2021, net cash used by financing activities was $619,387, which was due to payment of other payable - related party of $364,880, payment of the promissory note - related party of 228,758 and offering costs paid of $25,749.

As of September 30, 2021, we had cash and marketable securities in the Trust Account of $203,277,865 (including approximately $15,205 of interest income). We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable and deferred underwriting commissions) to complete our Initial Business Combination. We may withdraw interest to pay taxes. During the period ended September 30, 2021, we did not withdraw any of interest income from the Trust Account to pay for franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2021, we had cash and cash equivalents of $575,250 outside of the Trust Account and working capital of $416,057. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete our Initial Business Combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our initial shareholders, Sponsor, officers and directors or their affiliates may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we would repay such loaned amounts. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment.

We anticipate that the cash held outside of the Trust Account as of September 30, 2021, will be not sufficient to allow us to operate for at least the next 12 months from the issuance of the financial statements, assuming that a Business Combination is not consummated during that time. We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Business Combination as discussed above. There is no assurance that the our plans to consummate the Business Combination will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2021.

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

In addition, subject to certain conditions, we granted Chardan Capital Markets, LLC, for a period of 12 months after the date of the consummation of a Business Combination, a right of first refusal to act as book-running managing underwriter or placement agent, with at least 30% of the economics, for any and all future public and private equity, convertible and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement related to the Initial Public Offering.

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

Common Stock Subject to Possible Redemption

All of the 20,125,000 shares of redeemable common stock sold as part of the Units in the Initial Public Offering and subsequent full exercise of the underwriters’ over-allotment option contain a redemption feature which allows for the redemption of such redeemable common stock in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated articles of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all redeemable common stock have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of this Form 10-Q, we revised our prior position on accounting for redeemable common stock. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to the Company’s restatement of its December 28, 2020, December 31, 2020, March 31, 2021, and June 30, 2021 financial statements to reclassify the Company’s redeemable common stock, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company’s audited financial statement as of December 28, 2020 and December 31, 2020 and unaudited financial statements as of and for the periods ended March 31, 2021 and June 30, 2021.

Restatement of Previously Issued Financial Statements

We revised our prior position on accounting for redeemable common stock and restated our December 28, 2020, December 31, 2020, March 31, 2021, and June 30, 2021 to reclassify our redeemable common stock as described in Note 2 of the accompanying financial statements.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statement included in this Quarterly Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report on Form 10-Q, except as described below, there have been no material changes to the risk factors disclosed in our annual report on Form 10-K/A filed with the SEC on July 2, 2021.

In connection with the recent restatements of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of September 30, 2021 due to a material weakness in internal control over financial reporting related to our accounting for complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

After consultation with our independent registered public accounting firm and our management team, our audit committee concluded that it was appropriate to restate our previously issued financial statements as described in Note 2 to the financial statements included in this report. As part of such process, we identified a material weakness in our internal control over financial reporting, related to our accounting for complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

As of September 30, 2021, a total of $203,262,500 of the net proceeds from the IPO (including the over-allotment option units) and the Private Warrants were deposited in a trust account established for the benefit of the Company’s public shareholders.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Viveon Health Acquisition Corp.

Date: November 17, 2021	By:	/s/ Jagi Gill
Jagi Gill
Chief Executive Officer
(Principal Executive Officer)

Viveon Health Acquisition Corp.

Date: November 17, 2021	By:	/s/ Rom Papadopoulos
Rom Papadopoulos
Chief Financial Officer
(Principal Financial and Accounting Officer)