Form 10-K/A
period 2020-12-31
Viveon Health Acquisition Corp.
filed 2021-12-17
CIK 1823857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.2)

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission file number 001-39827

VIVEON HEALTH ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-2788202
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

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

As of December 17, 2021, there were 25,156,250 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

Viveon Health Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 2 to its Annual Report on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K and Amendment No. 1 to its Annual Report on Form 10-K/A for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”), on April 9, 2021 and July 2, 2021, respectively (the “Original Financial Statements”), to restate its financial statements as of December 31, 2020 and for the period from August 7, 2020 (inception) through December 31, 2020 in the accompanying notes to the financial statements included in this Amendment, including describing the restatement and its impact on previously reported amounts.

The Company has re-evaluated the Company’s application of ASC 480-10-S99-3A to its accounting classification of the redeemable common stock, par value $0.0001 per share (the “Public Shares”), issued as part of the units sold in the Company’s initial public offering (the “IPO”) on December 28, 2020. The Company had previously classified a portion of the Public Shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all Public Shares as temporary equity at redemption value and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be classified outside of permanent equity. In addition, in connection with the change in presentation for the Public Shares, the Company determined it should restate its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares.

Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations.

In light of this material weakness, on November 15, 2021, the Company’s management and the Audit Committee of the Company’s Board of Directors, concluded that the Company’s financial statements as of December 31, 2020 and for the period from August 7, 2020 (inception) through December 31, 2020 should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for such period.

The reclassification of amounts from permanent equity to temporary equity resulted in non-cash financial statement corrections and had no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows. In connection with the change in presentation for the Public Common Stock subject to possible redemption, the Company restated its earnings per share calculation to allocate income and losses pro rata between redeemable and nonredeemable common stock. This presentation contemplates a business combination as the most likely outcome, in which case, redeemable and nonredeemable common stock share pro rata in the income and losses of the Company.

We are filing this Amendment No. 2 to amend and restate the Original Financial Statements with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Annual Report on Form 10-K of Viveon Health Acquisition Corp. as of and for the period ended December 31, 2020, as filed with the SEC on April 9, 2021 (the “Original Filing”) or the First Amended Filing is being amended or updated by this Amendment No. 2 and, other than as described herein, this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing or the First Amended Filing. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing or the First Amended Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing or the First Amended Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

VIVEON HEALTH ACQUISITION CORP.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as of December 31, 2020 and for the period from August 7, 2020 (inception) through December 31, 2020. We are restating our historical financial results for such period to reclassify our Private Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Private Warrants and redeemable common stock that was previously recorded as permanent equity to temporary equity . The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

Common Stock Subject to Possible Redemption - As Restated Amendment No. 2

All of the 20,125,000 shares of redeemable common stock sold as part of the Units in the Initial Public Offering and subsequent full exercise of the underwriters' over-allotment option contain a redemption feature which allows for the redemption of such redeemable common stock in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated articles of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all redeemable common stock have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Loss Per Common Share - As Restated Amendment No. 2

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share”. Net income (loss) per share of common stock is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period. The Company applies the two-class method in calculating earnings per share. Accretion associated with the redeemable shares of Class A common stock is excluded from earnings per share as the redemption value approximates fair value.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of this Form 10-K/A, we revised our prior position on accounting for complex financial instruments. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to this restatement of its December 31, 2020 financial statements, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company's audited financial statement as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the material weakness which resulted in the restatement of our financial statements included in this Amendment, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors.

Individual	Entity	Entity's Business	Affiliation
Lishan Aklog	PaVmed Inc. and subsidiaires Pavilion Holdings Group LLC	medical technology company medical technology company	CEO Founding Partner

Doug Craft	Medicraft, Inc.	medical technology company	Chairman and CEO

Brian Cole	Rush Orthopedics	specialty medical practice	Managing Partner

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Jagi Gill(2)	4,923,250	19.68%
Rom Papadopoulos(2) (3)	4,923,250	19.68%
Lishan Aklog	27,000	*
Brian Cole	27,000	*
Doug Craft	27,000	*
Demetrios G. Logothetis	27,000	*
All current and former directors and executive officers as a group (six individuals)	5,031,250	20.0%

Holders of 5% or more of our Common Stock
Viveon Health, LLC(2) (3)	4,923,250	19.68%
MMCAP International Inc. SPC(4)	1,937,500	7.5%
Mizuho Financial Group, Inc.(5)	1,218,000	6.1%
Weiss Asset Management LP(6)	1,386,800	5.5%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Viveon Health Acquisition Corp., c/o Gibson, Deal & Fletcher, PC, Spalding Exchange, 3953 Holcomb Bridge Road, Suite 200, Norcross, Georgia 30092.
(2)	Consists of shares of common stock owned by Viveon Health, LLC, for which Jagi Gill is a member and Rom Papadopoulos is the managing member. Mr. Papadopoulos has sole voting and dispositive control over those shares.
(3)	Rom Papadopoulos is the managing member of Viveon Health, LLC.
(4)	Based on a Schedule 13G filed by the reporting person, the address for the reporting person is c/o Mourant Governance Services (Cayman) Limited, 94 Solaris Avenue, Camana Bay, P.O. Box 1348, Grand Cayman, KY 1-1108, Cayman Islands and 161 Bay Street, TD Canada Trust Tower, Ste. 2240, Toronto, ON M5J 2S1, Canada.
(5)	Based on a Schedule 13G filed by the reporting person, the address for the reporting person is 1-5-5. Otemachi, Chiyoda-ku, Tokyo 100-8176, Japan.
(6)	Based on a Schedule 13G filed by the reporting person, the address for the reporting person is 222 Berkeley St., 16th Floor, Boston, MA 02116.

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

Viveon Health Acquisition Corp.

Date: December 17, 2021	By:	/s/ Jagi Gill
Jagi Gill
Chief Executive Officer
(Principal Executive Officer)

Viveon Health Acquisition Corp.

Date: December 17, 2021	By:	/s/ Rom Papadopoulos
Rom Papadopoulos
Chief Financial Officer
(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Viveon Health Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet Viveon Health Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from August 7, 2020, (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the balance sheet of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 7, 2020 (inception) through December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the period from August 7, 2020 (inception) through December 31, 2020 have been restated.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020

New York, NY

April 8, 2021, except for the effects of the restatement discussed in Note 2 – Amendment 1 as to which the date is July 2, 2021 and Note 2- Amendment 2, as to which the date is December 17, 2021

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

VIVEON HEALTH ACQUISITION CORP.

BALANCE SHEET

December 31, 2020
(As Restated)(1)
Assets:
Cash	$3,096,956
Prepaid expenses	660,695
Total current assets:	3,757,651
Investment held in Trust Account	203,262,660
Total Assets	$207,020,311

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued costs and expenses	$958,292
Other payable - related party	364,880
Promissory note - related party	228,758
Due to related party	5,806
Total current liabilities:	1,557,736
Warrant liability	10,763,361
Deferred underwriting fee	7,043,750
Total Liabilities	19,364,847

Commitments (see Note 7)
Common Stock subject to possible redemption, 20,125,000 shares at redemption value of $10.10	203,262,500

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock not subject to possible redemption, $0.0001 par value; 60,000,000 shares authorized; 5,031,250 issued and outstanding (excluding 20,125,000 shares subject to redemption)	503
Additional paid-in capital	—
Accumulated deficit	(15,607,539)
Total Stockholders’ Deficit	(15,607,036)
Total Liabilities and Stockholders’ Deficit	$207,020,311

(1)	As restated due to the review of the treatment of public shares subject to redemption (see Note 2).

The accompanying notes are an integral part of the financial statements.

VIVEON HEALTH ACQUISITION CORP.

STATEMENT OF OPERATIONS

For the period from August 7, 2020 (inception) through December 31, 2020
(As Restated)(1)
Formation and operating costs	$26,032
Loss from Operations	(26,032)

Other income (expense)
Warrant transaction costs	(24,973)
Excess of fair value of Private Placement Warrants	(631,197)
Change in fair value of warrant liability	(1,132,164)
Interest income	213
Total other expense	(1,788,121)

Net income (loss)	$(1,814,153)

Weighted average shares outstanding, basic and diluted	2,467,645
Basic and diluted net loss per common share	$(0.74)

(1)	As restated due to the review of the treatment of public shares subject to redemption (see Note 2).

The accompanying notes are an integral part of the financial statements.

VIVEON HEALTH ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM AUGUST 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at August 7, 2020 (inception)	—	$—	$—	$—	$—

Issuance of common shares to founders	5,031,250	503	24,497	—	25,000

Net proceeds from issuance of Public Warrants	—	—	10,136,967	—	10,136,967

Accretion of common stock to redemption amount, as restated	—	—	(10,161,464)	(13,793,386)	(23,954,850)

Net loss	—	—	—	(1,814,153)	(1,814,153)

Balance at December 31, 2020 (As Restated)(1)	5,031,250	$503	$—	$(15,607,539)	$(15,607,036)

(1)	As restated due to the review of the treatment of public shares subject to redemption (see Note 2).

The accompanying notes are an integral part of the financial statements.

VIVEON HEALTH ACQUISITION CORP.

STATEMENT OF CASH FLOWS

For the period from August 7, 2020 (inception) through December 31, 2020
(As Restated)(1)
Cash Flows from Operating Activities:
Net loss	$(1,814,153)
Interest earned on investments held in Trust Account	(160)
Excess of fair value of Private Placement Warrants	631,197
Change in fair value of warrant liability	1,132,164
Warrant transaction costs	24,973
Changes in operating assets and liabilities
Prepaid expenses	(660,695)
Other payable - related party	364,880
Accrued costs and expenses	958,292
Due to related party	5,806
Net cash used in operating activities	642,304

Cash Flows from Investing Activities:
Investments held in Trust	(203,262,500)
Net cash used in investing activities	(203,262,500)

Cash Flows from Financing Activities:
Proceeds from sale of common stock to initial stockholders	25,000
Proceeds from sale of Units, net of offering costs	196,463,394
Proceeds from issuance of Private Placement Warrants	9,000,000
Proceeds from note payable-related party	228,758
Net cash used in financing activities	$205,717,152

Net Change in Cash	3,096,956
Cash - Beginning of period	—
Cash - End of period	$3,096,956

Supplemental disclosure of noncash investing and financing activities:
Accretion of common stock subject to redemption to redemption value	$23,954,850
Deferred underwriting fee payable	$7,043,750

(1)	As restated due to the review of the treatment of public shares subject to redemption (see Note 2).

The accompanying notes are an integral part of the financial statements.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

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

The Company’s sponsor is Viveon Health LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on December 22, 2020 (the “Effective Date”). On December 28, 2020, the Company consummated the IPO of 17,500,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “public share”, the warrants included in the Units, the “public warrants” and the rights included in the Units, the “rights”), at $10.00 per Unit, generating gross proceeds of $175,000,000, which is discussed in Note 4. Simultaneously with the closing of the IPO, the Company consummated the sale of 18,000,000 warrants (the “Private Warrants”), at a price of $0.50 per Private Warrant, which is discussed in Note 5.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

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

Amendment 1

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

The Company’s management and the audit committee of the Company’s board of directors concluded that it is appropriate to restate the Company’s previously issued audited financial statements as of December 31, 2020 and for the period from August 7, 2020 (inception) through December 31, 2020, as previously reported in its Form 10-K. The restated classification and reported values of the Private Warrants as accounted for under ASC 815-40 are included in the financial statements herein.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the period, indicated:

	December 31, 2020
	As Previously Reported	Adjustments	As Restated
Balance Sheet
Warrant liability	$—	$10,763,361	$10,763,361
Total liabilities	$8,601,486	$10,763,361	$19,364,847
Common stock subject to possible redemption	$193,418,824	$(10,763,368)	$182,655,456
Common stock	$601	$106	$707
Additional paid-in capital	$5,025,219	$1,788,235	$6,813,454
Accumulated deficit	$(25,819)	$(1,788,334)	$(1,814,153)
Total stockholders’ equity	$5,000,001	$7	$5,000,008

	December 31, 2020
	As Previously Reported	Adjustments	As Restated
Statement of Operations for the period from August 7, 2020 (Inception) to December 31, 2020
Excess of fair value of Private Placement Warrants	$—	$(631,197)	$(631,197)
Change in fair value of warrant liability	$—	$(1,132,164)	$(1,132,164)
Transaction costs	$—	$(24,973)	$(24,973)
Total other income/(expense)	$213	$(1,788,334)	$(1,788,121)
Net Loss	$(25,819)	$(1,788,334)	$(1,814,153)
Basic and diluted net loss per share	$(0.01)	$(0.40)	$(0.41)

	December 31, 2020
	As Previously Reported	Adjustments	As Restated
Statement of Cash Flows for the period from August 7, 2020 (Inception) to December 31, 2020
Cash Flows from Operating Activities:
Net loss	$(25,819)	$(1,788,334)	$(1,814,153)
Excess of fair value of Private Placement Warrants	$—	$631,197	$631,197
Change in fair value of warrant liability	$—	$1,132,164	$1,132,164
Transaction costs	$—	$24,973	$24,973
Supplemental disclosure of cash flow information:
Common stock subject to possible redemption	$193,418,824	$(10,763,368)	$182,655,456

VIVEON HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

Amendment 2

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

	December 31, 2020
	As Previously Reported	Adjustments	As Restated
Statement of Changes in Stockholders’ Equity (Deficit) for the period from August 7, 2020 (Inception) to December 31, 2020
Sale of 17,500,000 Units and 18,000,000 Private Placement Warrants on December 28, 2020 net of fair value	$175,000,000	$(175,000,000)	$—
Sale of 2,625,000 Units on December 30, 2020 through over-allotment net of fair value	$26,250,000	$(26,250,000)	$—
Offering costs	$(11,805,383)	$11,805,383	$—
The maximum number of redeemable shares	$(182,655,456)	$182,655,456	$—
Net proceeds from issuance of Public Warrants	$—	$10,136,967	$10,136,967
Accretion of common stock to redemption amount, as restated	$—	$(23,954,850)	$(23,954,850)
Total stockholders’ equity (deficit)	$5,000,008	$(20,607,044)	$(15,607,036)

	December 31, 2020
	As Previously Reported	Adjustments	As Restated
Statement of Cash Flows for the period from August 7, 2020 (Inception) to December 31, 2020 Supplemental disclosures of non-cash investing and financing activities
Initial classification of common stock subject to possible redemption	$182,655,456	$(182,655,456)	$—
Accretion of common stock subject to redemption to redemption value	$—	$23,954,850	$23,954,850

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

Offering Costs Associated with IPO - As Restated Amendment No. 2

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

Common Stock Subject to Possible Redemption - As Restated Amendment No. 2

All of the 20,125,000 shares of redeemable common stock sold as part of the Units in the Initial Public Offering and subsequent full exercise of the underwriters' over-allotment option contain a redemption feature which allows for the redemption of such redeemable common stock in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated articles of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all redeemable common stock has been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

As of December 31, 2020, the redeemable common stock reflected in the balance sheet are reconciled in the following table:

Allocated Fair Value of Proceeds	$190,481,787
Less:
Issuance costs allocated to redeemable common stock	(11,174,137)
Plus:
Accretion of carrying value to redemption value	23,954,850
Common stock subject to possible redemption	$203,262,500

Fair Value Measurements - As Restated Amendment No. 1

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

Warrant Liability - As Restated Amendment No. 1

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

Net Loss Per Common Share - As Restated Amendment No. 2

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	For the period from August 7, 2020 (inception) through December 31, 2020
	Redeemable Common Stock	Nonredeemable Common Stock
Basic and diluted net loss per share:
Numerator:
Net loss	$(100,649)	$(1,713,504)
Denominator:
Weighted Average Common Stock	136,905	2,330,740

Basic and diluted loss per common share	$(0.74)	$(0.74)

VIVEON HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

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

NOTE 4. INITIAL PUBLIC OFFERING

On December 28, 2020, the Company sold 17,500,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Common Stock, par value $0.0001 per share, one redeemable warrant (each a “Public Warrant”) and one right. Each right entitles the holder thereof to receive one-twentieth (1/20) of a share of common stock upon consummation of our initial business combination. Each Public Warrant entitles the holder to purchase one-half (1/2) of a share of Common Stock at a price of $11.50 per whole share subject to adjustment as described in the prospectus.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

If (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial business combination at an issue price or effective issue price of less than $9.50 per share of common stock (with such issue price or effective issue price to be determined in good faith by its board of directors, and in the case of any such issuance to its sponsor, initial stockholders or their affiliates, without taking into account any founders’ shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (z) the Market Value is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities and the $16.50 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 165% of the Market Value. The warrants may be exercised upon surrender of the warrant certificate on or prior to the expiration date at the offices of the warrant agent, with the exercise form on the reverse side of the warrant certificate completed and executed as indicated.

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

Founder Shares

In August 2020, the Sponsor paid $25,000, or approximately $0.007 per share, to cover certain offering costs in consideration for 3,593,750 shares of common stock, par value $0.0001 (the “Founder Shares”). On December 3, 2020, the Company declared a share dividend of 0.36 for each outstanding share, resulting in 4,887,500 shares outstanding, and on December 22, 2020 the Company declared a share dividend of 0.03 resulting in 5,031,250 shares which includes an aggregate of up to 656,250 shares that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, and up to an aggregate of 1,006,250 shares of common stock (or 875,000 shares of common stock to the extent that the underwriters’ over-allotment is not exercised, pro rata) that are subject to forfeiture to the extent that rights are exercised upon consummation of an initial business combination. In connection with the underwriters’ fully exercise of their over-allotment option on December 30, 2020 (see Note 4), the 656,250 shares were no longer subject to forfeiture.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

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

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

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

NOTE 8. STOCKHOLDERS' EQUITY

Preferred Stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there was no preferred stock issued or outstanding.

Common Stock — The Company is authorized to issue 60,000,000 shares of common stock with a par value of $0.0001 per share. On December 22, 2020, the Company amended its Certificate of Incorporation and increased its authorized shares to 60,000,000 shares of common stock. Holders are entitled to one vote for each share of common stock. As of December 31, 2020, there were 5,031,250 shares of common stock issued and outstanding, excluding 20,125,000 shares of common stock subject to possible redemption.

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

NOTE 9. FAIR VALUE MEASUREMENTS

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account-cash	$203,262,660	$—	$—
Liabilities
Private Warrants	$—	$—	$10,763,361

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

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

The key inputs into the Monte Carlo simulation model were as follows at initial measurement and at December 31, 2020:

Inputs	December 28, 2020 (Initial Measurement)	December 31, 2020
Risk-free interest rate	0.53%	0.52%
Expected term (years)	6.13	6.12
Expected volatility	24.2%	24.2%
Exercise price	$11.50	$11.50

The change in the fair value of the warrant liabilities for the period ended December 31, 2020 is summarized as follows:

Fair value at issuance December 28, 2020	$9,631,197
Change in fair value	1,132,164
Fair Value at December 31, 2020	$10,763,361

NOTE 10. INCOME TAX

The Company's net deferred tax assets are as follows:

December 31, 2020
Deferred tax asset:
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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

December 31, 2020

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

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements, other than as described below.

On January 13, 2021, the Company paid the related party promissory note in the amount of $228,758.