Form 10-K/A
period 2020-12-31
Viveon Health Acquisition Corp.
filed 2022-03-28
CIK 1823857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

As of March 25, 2022, there were 25,156,250 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

Viveon Health Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 3 to its Annual Report on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K and Amendments No. 1 (“Amendment No. 1”) and No. 2 (“Amendment No. 2”) to its Annual Report on Form 10-K/A for the period ended December 31, 2020, originally filed with the Securities and Exchange Commission (the “SEC”), on April 9, 2021, July 2, 2021, and December 17, 2021, respectively (the “Original Financial Statements”), to restate its financial statements as of December 31, 2020 and for the period from August 7, 2020 (inception) through December 31, 2020 in the accompanying notes to the financial statements included in this Amendment, including describing the restatement and its impact on previously reported amounts.

In its Original Financial Statements, the Company did not allocate a portion of the proceeds from its initial public offering (the “IPO”) and the underwriters’ exercise of the over-allotment to the rights that were included as part of the units sold (the “Public Rights”). In addition, on December 23, 2020, the Sponsor transferred 81,000 shares of common stock (“Founder Shares”) of the Company to three directors (the “Transferees”) (27,000 Founder Shares to each Transferee) for a nominal fee. The Company did not recognize stock-based compensation associated with the transfer of the Founder Shares in its financial statements as of and for the period ended December 31, 2020. The Company restated its financial statements to correctly allocate a portion of the proceeds from the IPO and the underwriters’ exercises of the over-allotment option to the Public Rights, and to recognize stock compensation expense in connection with the transfer of the Founder Shares to the Transferees.

Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such items constituted a material weakness as defined in the SEC regulations.

In light of this material weakness, on March 15, 2022, the Company’s management and the Audit Committee of the Company’s Board of Directors, concluded that the Company’s Original Financial Statements as of December 31, 2020 and for the period from August 7, 2020 (inception) through December 31, 2020 should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for such period.

The allocation of a portion of the proceeds from the IPO and the underwriters’ exercise of the over-allotment option to the Public Rights resulted in non-cash financial statement corrections and had no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows. The recognition of stock compensation resulted in non-cash financial statement corrections and had no impact on the Company’s current or previously reported cash position, or total operating, investing or financing cash flows. The recognition of stock compensation impacted the Company’s operating expenses and earnings per share for the period from August 7, 2020 (inception) through December 31, 2020.

We are filing this Amendment No. 3 to amend and restate the Original Financial Statements with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

Part III, Item 13. Certain Relationships and Related Transactions, and Director Independence

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Financial Statements is being amended or updated by this Amendment No. 3 and, other than as described herein, this Amendment No. 3 does not purport to reflect any information or events subsequent to the Original Financial Statements. This Amendment No. 3 continues to describe the conditions as of the date of the Original Financial Statements and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Financial Statements. Accordingly, this Amendment No. 3 should be read in conjunction with the Original Financial Statements and with our filings with the SEC subsequent to the Original Filing.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of our financial statements as of December 31, 2020 and for the period from August 7, 2020 (inception) through December 31, 2020. We are restating our historical financial results for such period to allocate a portion of the proceeds from the initial public offering and the underwriters’ exercise of the over-allotment option to the rights included in the units sold (the “Public Rights”), and to recognize stock compensation expense in connection with the transfer of founder shares to three directors. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

Overview

We are a blank check company incorporated on August 7, 2020 as a Delaware corporation and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (a “Business Combination”). We consummated our Public Offering (as defined below) on December 28, 2020 and are currently in the process of locating suitable targets for our business combination. We intend to use the cash proceeds from our Public Offering (as defined below) and the private placement described below as well as additional issuances, if any, of our capital stock, debt or a combination of cash, stock and debt to complete the Business Combination.

We expect to incur significant costs in the pursuit of our initial Business Combination. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

We completed the sale of 17,500,000 units (the “Units” and, with respect to the shares of common stock included in the Units being offered, the “public shares”) at $10.00 per Unit on December 28, 2020. Simultaneous with the closing of the Public Offering (as defined below), we completed the sale of 18,000,000 warrants (the “Private Warrants”) at a price of $0.50 per Private Warrant in a private placement to our sponsor.

As of December 31, 2020, a total of $203,262,500 of the net proceeds from the IPO (as defined below) (including the full exercise of the over-allotment option) and the Private Placements were in a trust account established for the benefit of the Company’s public shareholders. The trust fund account is invested in interest-bearing U.S. government securities and the income earned on those investments is also for the benefit of our public shareholders.

Our management has broad discretion with respect to the specific application of the net proceeds of IPO (as defined below) and the private placement, although substantially all of the net proceeds are intended to be applied generally towards consummating a business combination.

Results of Operations

As of December 31, 2020, we had not commenced any operations. All activity for the period from August 7, 2020 (inception) through December 31, 2020, relates to our formation and initial public offering (“Public Offering” or “IPO”), and, since the completion of the IPO, searching for a target to consummate a Business Combination. We will not generate any operating revenues until after the completion of a Business Combination, at the earliest. We will generate non-operating income in the form of interest income from the proceeds derived from the Public Offering and placed in the trust account.

For the period from August 7, 2020 (inception) through December 31, 2020, we had a net loss of $2,238,593. We incurred $51,005 of formation and operating costs (not charged against stockholders’ equity), consisting mostly of general and administrative expenses and legal fees. We incurred $424,440 of stock compensation expense in connection with the transfer of founder shares to three board members. Additionally, we had an unrealized loss from the change in the fair value of our warrant liability of $1,132,164 and a loss of $631,197 related to receiving less proceeds than the fair value of the private warrants. A partial offset to these expenses was $213 in interest income from our operating bank account and our trust investments.

Liquidity and Capital Resources

For the period from August 7, 2020 (inception) through December 31, 2020 net cash provided by operating activities was $642,304, which was due to the change in fair value of warrant liability of $1,132,164, changes in working capital of $668,283, loss of $631,197 related to receiving less proceeds than the fair value of the Private Warrants, stock compensation expense of $424,440, and warrant transaction costs of $24,973, offset in part by net loss of $2,238,593, and interest earned on investments held in trust account of $160.

For the period from August 7, 2020 (inception) through December 31, 2020 net cash used in investing activities was $203,262,500 was the result of the amount of net proceeds from the IPO and the sale of the Private Warrants being deposited to the trust account.

For the period from August 7, 2020 (inception) through December 31, 2020 net cash provided by financing activities was $205,717,152, which was due to the proceeds from the sale of the units, net of underwriting fees, of $197,225,000, proceeds from the issuance of Private Warrants of $9,000,000, proceeds from the promissory note - related party of $228,758, and proceeds from the sale of common stock to initial stockholders of $25,000, partially offset by offering costs paid of $761,606.

As of December 31, 2020, we had cash outside our trust account of $3,096,956, available for working capital needs. All remaining cash was held in the trust account and is generally unavailable for our use, prior to an initial business combination.

On December 28, 2020, we consummated the IPO of 17,500,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “public share”, the warrants included in the Units, the “public warrants” and the Public Rights), at $10.00 per Unit, generating gross proceeds of $175,000,000.

Simultaneously with the closing of the IPO, we consummated the sale of 18,000,000 Private Warrants , at a price of $0.50 per Private Warrant, generating gross proceeds of $9,000,000.

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

Common Stock Subject to Possible Redemption - As Restated Amendment No. 2

All of the 20,125,000 shares of redeemable common stock sold as part of the Units in the Public Offering and subsequent full exercise of the underwriters’ over-allotment option contain a redemption feature which allows for the redemption of such redeemable common stock in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated articles of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all redeemable common stock have been classified outside of permanent equity.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. The Company’s derivative instruments are recorded at fair value and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the private warrants are a derivative instrument. As the private warrants meet the definition of a derivative the private warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change. In accordance with ASC Topic 825, Financial Instruments, the Company has concluded that a portion of the transaction costs which directly related to the initial public offering and the private placement, should be allocated to the private warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. In connection with the preparation of this Form 10-K/A, we revised our prior position on accounting for complex financial instruments. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, due to this restatement of its December 31, 2020 financial statements, the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting treatment for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company’s audited financial statement as of December 31, 2020.

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

On December 23, 2020, our Sponsor transferred 81,000 of its founder shares to three board members (the “Transferees”) (27,000 Founder Shares to each Transferee) for a nominal fee. These awards are subject to ASC 718. The founder shares vested immediately, and, as such, in accordance with ASC 718, we recognized compensation expense on the transfer date in an amount equal to the number of founders shares sold times the grant date fair value per share less the amount initially received for the purchase of the founders shares. The value of the founder shares transferred to the Transferees was determined to be $424,440 as of December 23, 2020. As such, we recognized compensation expense of $424,440 within stock compensation expense in our statement of operations for the period from August 7, 2020 (inception) through December 31, 2020.

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

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 22, 2020, by and between Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)
4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 21, 2020)

Exhibit No.	Description
4.5	Warrant Agreement, dated December 22, 2020 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
4.6	Rights Agreement, dated December 22, 2020 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
10.1	Letter Agreements, dated December 22, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
10.2	Investment Management Trust Agreement, dated December 22, 2020, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
10.3	Registration Rights Agreement, dated December 22, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
10.4	A Private Placement Warrants Subscription Agreement, dated December 22, 2020, among the Registrant and Viveon Health LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
10.5	Stock Escrow Agreement, dated December 22, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
10.6	Indemnity Agreement, dated December 22, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
10.7	Administrative Services Agreement, dated December 22, 2020, by and between the Registrant and Viveon Health LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
10.8	Letter Agreement, dated April 30, 2021, between the Registrant and Mr. Demetrios G. Logothetis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 30, 2021)
10.9	Joinder Agreement, dated May 5, 2021, to the Stock Escrow Agreement, dated December 22, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Description
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)
99.3	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Viveon Health Acquisition Corp.

Date: March 25, 2022	By:	/s/ Jagi Gill
Jagi Gill
Chief Executive Officer
(Principal Executive Officer)

Viveon Health Acquisition Corp.

Date: March 25, 2022	By:	/s/ Rom Papadopoulos
Rom Papadopoulos
Chief Financial Officer
(Principal Financial and Accounting Officer)

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

VIVEON HEALTH ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Viveon Health Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet Viveon Health Acquisition Corp. (the “Company”) as of December 31, 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the period from August 7, 2020, (inception) through December 31, 2020 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the balance sheet of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from August 7, 2020 (inception) through December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020

New York, NY
April 8, 2021, except for the effects of the restatement discussed in Note 2 – Amendment 1 as to which the date is July 2, 2021, Note 2- Amendment 2, as to which the date is December 17, 2021, and Note 2 – Amendment 3, as to which the date is March 25, 2022

VIVEON HEALTH ACQUISITION CORP.

BALANCE SHEET

December 31, 2020
(As Restated)(1)
Assets:
Cash	$3,096,956
Prepaid expenses	660,695
Total current assets:	3,757,651
Investment held in Trust Account	203,262,660
Total Assets	$207,020,311

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued costs and expenses	$958,292
Other payable - related party	364,880
Promissory note - related party	228,758
Due to related party	5,806
Total current liabilities:	1,557,736
Warrant liability	10,763,361
Deferred underwriting fee	7,043,750
Total Liabilities	19,364,847

Commitments and Contingencies (see Note 7)
Common Stock subject to possible redemption, 20,125,000 shares at redemption value of $10.10	203,262,500

Stockholders’ Deficit
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Common stock not subject to possible redemption, $0.0001 par value; 60,000,000 shares authorized; 5,031,250 issued and outstanding (excluding 20,125,000 shares subject to redemption)	503
Additional paid-in capital	—
Accumulated deficit	(15,607,539)
Total Stockholders’ Deficit	(15,607,036)
Total Liabilities and Stockholders’ Deficit	$207,020,311

(1)	As restated due to the review of accounting for complex financial instruments (see Note 2).

The accompanying notes are an integral part of the financial statements.

VIVEON HEALTH ACQUISITION CORP.
STATEMENT OF OPERATIONS

For the period from August 7, 2020 (inception) through December 31, 2020
(As Restated)(1)
Formation and operating costs	$26,032
Stock compensation expense	424,440
Loss from Operations	(450,472)

Other income (expense)
Warrant transaction costs	(24,973)
Excess of fair value of Private Warrants	(631,197)
Change in fair value of warrant liability	(1,132,164)
Interest income	213
Total other expense	(1,788,121)

Net loss	$(2,238,593)

Weighted average shares outstanding, basic and diluted	2,467,645
Basic and diluted net loss per common share	$(0.91)

(1)	As restated due to the review of accounting for complex financial instruments (see Note 2).

The accompanying notes are an integral part of the financial statements.

VIVEON HEALTH ACQUISITION CORP.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM AUGUST 7, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

(As Restated)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at August 7, 2020 (inception)	—	$—	$—	$—	$—
Issuance of common shares to founders	5,031,250	503	24,497	—	25,000
Proceeds from Initial Public Offering allocated to Public Warrants, net of offering costs, as restated	—	—	9,775,729	—	9,775,729
Proceeds from Initial Public Offering allocated to Public Rights, net of offering costs, as restated	—	—	8,601,099	—	8,601,099
Stock compensation expense, as restated	—	—	424,440	—	424,440
Accretion of common stock subject to redemption to redemption amount, as restated	—	—	(18,825,765)	(13,368,946)	(32,194,711)
Net loss, as restated	—	—	—	(2,238,593)	(2,238,593)
Balance at December 31, 2020 (As Restated)(1)	5,031,250	$503	$—	$(15,607,539)	$(15,607,036)

(1)	As restated due to the review of accounting for complex financial instruments (see Note 2).

The accompanying notes are an integral part of the financial statements.

VIVEON HEALTH ACQUISITION CORP.
STATEMENT OF CASH FLOWS

For the period from August 7, 2020 (inception) through December 31, 2020
(As Restated)(1)
Cash Flows from Operating Activities:
Net loss	$(2,238,593)
Interest earned on investments held in Trust Account	(160)
Excess of fair value of Private Warrants	631,197
Change in fair value of warrant liability	1,132,164
Warrant transaction costs	24,973
Stock compensation expense	424,440
Changes in operating assets and liabilities
Prepaid expenses	(660,695)
Other payable - related party	364,880
Accrued costs and expenses	958,292
Due to related party	5,806
Net cash used in operating activities	642,304

Cash Flows from Investing Activities:
Investments held in Trust	(203,262,500)
Net cash used in investing activities	(203,262,500)

Cash Flows from Financing Activities:
Proceeds from sale of common stock to initial stockholders	25,000
Proceeds from sale of Units, net of cash underwriting fee	197,225,000
Proceeds from issuance of Private Placement Warrants	9,000,000
Proceeds from note payable-related party	228,758
Offering costs paid	(761,606)
Net cash used in financing activities	$205,717,152

Net Change in Cash	3,096,956
Cash - Beginning of period	—
Cash - End of period	$3,096,956

Supplemental disclosure of noncash investing and financing activities:
Accretion of common stock subject to redemption to redemption value	$32,194,711
Deferred underwriting fee payable	$7,043,750

(1)	As restated due to the review of accounting for complex financial instruments (see Note 2).

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from August 7, 2020 (inception) through December 31, 2020 relates to the Company’s formation and initial public offering (“Initial Public Offering” or “IPO”), described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

The Company’s sponsor is Viveon Health LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Company’s IPO was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on December 22, 2020 (the “Effective Date”). On December 28, 2020, the Company consummated the IPO of 17,500,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “Public Share”, the warrants included in the Units, the “Public Warrants” and the rights included in the Units, the “Public Rights”), at $10.00 per Unit, generating gross proceeds of $175,000,000, which is discussed in Note 4. Simultaneously with the closing of the IPO, the Company consummated the sale of 18,000,000 warrants (the “Private Warrants”), at a price of $0.50 per Private Warrant, which is discussed in Note 5.

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

VIVEON HEALTH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

VIVEON HEALTH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

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

Amendment 2

In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of the Public common stock in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. The Company restated its financial statements to classify all Public common stock as temporary equity at redemption value and any related impact, as the threshold in its charter would not change the nature of the underlying shares as redeemable and thus would be required to be classified outside of permanent equity.

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

Amendment 3

The Company concluded that a portion of the proceeds from the Initial Public Offering and the sale of the Over-Allotment Units was not correctly allocated to the rights that are included as part of the Units sold. As such, the Company has restated certain financial statement line items and disclosures included in the Company’s Annual Report for the year ending December 31, 2020 included in Form 10-K/A as filed with the SEC on December 17, 2021.

The aforementioned restatement results in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, net income, or total operating, investing or financing cash flows.

In addition, on December 23, 2020, the Sponsor transferred 81,000 of its Founder Shares of the Company to three directors (“the Transferees”) (27,000 Founder Shares to each Transferee) for a nominal fee. The Company did not recognize stock-based compensation associated with the transfer of the Founder Shares in its financial statements as of and for the period ended December 31, 2020.

The Company has since determined that the transfer of the Founder Shares to the Transferees constitutes stock awards of the Company granted to members of the board of directors on December 23, 2020 as compensation for each of the Transferees’ services as a member of the board of directors. These awards are subject to ASC Topic 718, Compensation - Stock Compensation (“ASC 718”). In accordance with ASC 718, the Company must recognize compensation expense in an amount equal to the number of Founders Shares transferred times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares.

The aforementioned restatement results in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position or total operating, investing or financing cash flows.

VIVEON HEALTH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	December 31, 2020
	As Previously Reported	Adjustments	As Restated
Statement of Operations for the period from August 7, 2020 (Inception) to December 31, 2020
Stock compensation expense	$—	$424,440	$424,440
Net loss	$(1,814,153)	$(424,440)	$(2,238,593)
Basic and diluted net income per share - redeemable common stock	$(0.74)	$(0.17)	$(0.91)
Basic and diluted net income per share - nonredeemable common stock	$(0.74)	$(0.17)	$(0.91)

	December 31, 2020
	As Previously Reported	Adjustments	As Restated
Statement of Changes in Stockholders’ Deficit for the period from August 7, 2020 (Inception) to December 31, 2020
Proceeds from Initial Public Offering allocated to Public Warrants, net of offering costs	$10,136,967	$(361,238)	$9,775,729
Proceeds from Initial Public Offering allocated to Public Rights, net of offering costs	$—	$8,601,099	$8,601,099
Stock compensation expense	$—	$424,440	$424,440
Accretion of common stock to redemption amount, as restated	$(23,954,850)	$(8,239,861)	$(32,194,711)
Net loss	$(1,814,153)	$(424,440)	$(2,238,593)

VIVEON HEALTH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

	December 31, 2020
	As Previously Reported	Adjustments	As Restated
Statement of Cash Flows for the period from August 7, 2020 (Inception) to December 31, 2020
Net loss	$(1,814,153)	$(424,440)	$(2,238,593)
Statement of Cash Flows for the period from August 7, 2020 (Inception) to December 31, 2020 Adjustments to reconcile net income to net cash used in operating activities:
Stock compensation expense	$—	$424,440	$424,440
Statement of Cash Flows for the period from August 7, 2020 (Inception) to December 31, 2020 Supplemental disclosures of non-cash investing and financing activities
Accretion of common stock subject to redemption to redemption value	$23,954,850	$8,239,861	$32,194,711

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. The initial valuation of the Public Warrants, Public Rights and common stock subject to redemption and the periodic valuation of the Private Warrants, required management to exercise significant judgement in its estimates.

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

VIVEON HEALTH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

Offering Costs Associated with IPO - As Restated Amendment No. 3

The Company complies with the requirements of ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $11,830,356 as a result of the Initial Public Offering (consisting of a $4,025,000 underwriting fee, $7,043,750 of deferred underwriting fees, and $761,606 of other offering costs). The Company recorded $10,660,961 of offering costs as a reduction of temporary equity in connection with the redeemable common stock included in the Units. The Company recorded $1,144,422 of offering costs as a reduction of permanent equity in connection with the Public Warrants and Rights classified as equity instruments. The Company immediately expensed $24,973 of offering costs in connection with the Private Warrants that were classified as liabilities.

Share-Based Payment Arrangements - As Restated Amendment No. 3

The Company accounts for stock awards in accordance with ASC 718, which requires that all equity awards be accounted for at their fair value. Fair value is measured on the grant date and is equal to the underlying value of the stock.

Costs equal to these fair values are recognized ratably over the requisite service period based on the number of awards that are expected to vest, or in the period of grant for awards that vest immediately and have no future service condition. For awards that vest over time, cumulative adjustments in later periods are recorded to the extent actual forfeitures differ from the Company’s initial estimates; previously recognized compensation cost is reversed if the service or performance conditions are not satisfied and the award is forfeited.

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

Common Stock Subject to Possible Redemption - As Restated Amendment No. 3

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

As of December 31, 2020, the redeemable common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$201,250,000
Less:
Proceeds allocated to Public Warrants at issuance	(10,384,500)
Proceeds allocated to Public Rights at issuance	(9,136,750)
Issuance costs allocated to common stock subject to possible redemption	(10,660,961)
Plus:
Accretion of carrying value to redemption value	32,194,711
Common stock subject to possible redemption	$203,262,500

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, (excluding the warrant liability) which qualify as financial instruments under the ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), approximates the carrying amounts represented in the balance sheet primarily due to their short-term nature.

Warrant Liability - As Restated Amendment No. 1

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. The Company’s derivative instruments are recorded at fair value as of the IPO (December 28, 2020) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Private Warrants are a derivative instrument. As the Private Warrants meet the definition of a derivative, the Private Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, with changes in fair value recognized in the statement of operations in the period of change. In accordance with ASC 825-10, Financial Instruments, the Company has concluded that a portion of the transaction costs which directly related to the IPO and the Private Placement, which were previously charged to stockholders’ equity, should be allocated to the Private Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Net Loss Per Common Share - As Restated Amendment No. 3

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

The following table reflects the calculation of basic and diluted net loss per common stock (in dollars, except per share amounts):

	For the period from August 7, 2020 (inception) through December 31, 2020
	Redeemable Common Stock	Nonredeemable Common Stock
Basic and diluted net loss per share:
Numerator:
Net loss	$(124,197)	$(2,114,396)
Denominator:
Weighted Average Common Stock	136,905	2,330,740

Basic and diluted loss per common share	$(0.91)	$(0.91)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

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

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

On December 28, 2020, the Company sold 17,500,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Common Stock, par value $0.0001 per share, one redeemable warrant (each a “Public Warrant”) and one Public Right. Each Public Right entitles the holder thereof to receive one-twentieth (1/20) of a share of common stock upon consummation of an initial Business Combination. Each Public Warrant entitles the holder to purchase one-half (1/2) of a share of Common Stock at a price of $11.50 per whole share subject to adjustment as described in the prospectus.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

If (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.50 per share of common stock (with such issue price or effective issue price to be determined in good faith by its board of directors, and in the case of any such issuance to its sponsor, initial stockholders or their affiliates, without taking into account any founders’ shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of an initial Business Combination on the date of the consummation of an initial Business Combination (net of redemptions), and (z) the Market Value is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities and the $16.50 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 165% of the Market Value. The warrants may be exercised upon surrender of the warrant certificate on or prior to the expiration date at the offices of the warrant agent, with the exercise form on the reverse side of the warrant certificate completed and executed as indicated.

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

Founder Shares - As Restated Amendment No. 3

In August 2020, the Sponsor paid $25,000, or approximately $0.007 per share, to cover certain offering costs in consideration for 3,593,750 shares of common stock, par value $0.0001 (the “Founder Shares”). On December 3, 2020, the Company declared a share dividend of 0.36 for each outstanding share, resulting in 4,887,500 shares outstanding, and on December 22, 2020 the Company declared a share dividend of 0.03 resulting in 5,031,250 shares which includes an aggregate of up to 656,250 shares that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, and up to an aggregate of 1,006,250 shares of common stock (or 875,000 shares of common stock to the extent that the underwriters’ over-allotment is not exercised, pro rata) that are subject to forfeiture to the extent that Public Rights are exercised upon consummation of an initial Business Combination. In connection with the underwriters’ fully exercise of their over-allotment option on December 30, 2020 (see Note 4), the 656,250 shares were no longer subject to forfeiture.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

On December 23, 2020, the Sponsor transferred 81,000 of its Founder Shares of the Company to three board members (the “Transferees”) (27,000 Founder Shares to each Transferee) for a nominal fee. These awards are subject to ASC 718. The Founder Shares vested immediately, and, as such, in accordance with ASC 718, the Company recognized compensation expense on the transfer date in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares. The value of the Founder Shares transferred to the Transferees was determined to be $424,440 as of December 23, 2020. As such, the Company recognized compensation expense of $424,440 within stock compensation expense in the Company’s statement of operations for the period from August 7, 2020 (inception) through December 31, 2020.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Public Rights — Except in cases where the Company is not the surviving company in a Business Combination, each holder of a Public Right will automatically receive one-twentieth (1/20) of a share of common stock upon consummation of an initial Business Combination. In the event the Company will not be the surviving company upon completion of an initial Business Combination, each holder of a Public Right will be required to affirmatively convert his, her or its Public Rights in order to receive the one-twentieth (1/20) of a share underlying each Public Right upon consummation of the Business Combination. The Company will not issue fractional shares in connection with an exchange of Public Rights. Fractional shares will either be rounded down to the nearest whole share or otherwise addressed in accordance with the applicable provisions of the Delaware General Corporation Law. As a result, holders must hold Public Rights in multiples of 20 in order to receive shares for all Public Rights upon closing of a Business Combination. If the Company is unable to complete an initial Business Combination within the required time period and the Company redeems the Public Shares for the funds held in the trust account, holders of Public Rights will not receive any of such funds for their Public Rights and the Public Rights will expire worthless.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

NOTE 9. FAIR VALUE MEASUREMENTS

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis:

	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Money Market Account	$3,092,771	$—	$—
Investments held in Trust Account-cash	$203,262,660	$—	$—
Liabilities
Private Warrants	$—	$—	$10,763,361

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

VIVEON HEALTH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2020

The income tax provision consists of the following:

December 31, 2020
Federal
Current	$—
Deferred	(5,422)

State
Current	—
Deferred	—
Change in valuation allowance	5,422
Income tax provision	$—

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate at December 31, 2020 is as follows:

Statutory federal income tax rate	21.0%
Change in FV of warrant liability	(16.6)%
Transaction costs associated with the issuance of warrants	(0.2)%
Stock compensation expense	(4.0)%
Change in valuation allowance	(0.2)%
Income tax provision	—%

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