Form 10-K
period 2021-12-31
Viveon Health Acquisition Corp.
filed 2022-03-31
CIK 1823857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

As of March 31, 2022, there were 10,064,124 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

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

ii

PART I

ITEM 1. BUSINESS

Introduction

Viveon Health Acquisition Corp. (“Viveon,” “we,” “us,” or “our”) is a Delaware company incorporated on August 7, 2020 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses.

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

A total of $203,262,500 of the net proceeds from the sale of Units in the IPO and the private placement were placed in a trust account established for the benefit of the Company’s public stockholders at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of the Company’s initial business combination, (ii) the Company’s failure to consummate a business combination by the Extended Date (as defined below) or the Additional Extension Date (as defined below), if applicable, (iii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend Viveon’s amended and restated certificate of incorporation (a) to modify the substance or timing of the ability of holders of Viveon’s public shares to seek redemption in connection with Viveon’s initial business combination or Viveon’s obligation to redeem 100% of its public shares if Viveon does not complete its initial business combination by March 28, 2022 or (b) with respect to any other provision relating to stockholders’ rights or pre-business combination activity.

Recent Developments

Entry into Merger Agreement

On January 12, 2022, we entered into a Merger Agreement (the “Merger Agreement”) by and among us, VHAC Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and Suneva Medical, Inc., a Delaware corporation (“Suneva”). Pursuant to the terms of the Merger Agreement, a business combination between Viveon and Suneva will be effected through the merger of Merger Sub with and into Suneva, with Suneva surviving the merger as our wholly owned subsidiary (the “Merger”). Our board of directors has (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by our stockholders. The total consideration to be paid at closing (the “Initial Consideration”) by us to Suneva security holders will be an amount equal to $250 Million (plus the aggregate exercise price for all Suneva options and warrants). The Initial Consideration will be payable in 25 million shares of our Common Stock, valued at $10 per share. For a more detailed description of the Merger Agreement, please see the section titled “Business Combination” on page ___.

Extension of Date to Consummation a Business Combination

On March 18, 2022, Viveon held its Annual Meeting of Stockholders to vote on a number of proposals, including, a proposal to approve an amendment to the Viveon’s amended and certificate of incorporation (the “charter”) to (i) extend the date by which Viveon has to consummate a business combination for three months, from March 28, 2022 (the “Original Termination Date”) to June 28, 2022 (the “Extended Date”), and (ii) allow Viveon, without another stockholder vote, to elect to extend the date to consummate a business combination on a monthly basis for up to six times by an additional one month each time after the Extended Date, upon five days’ advance notice prior to the applicable deadline, for a total of up to nine months after the Original Termination Date, unless the closing of the proposed business combination with Suneva Medical, Inc. or any potential alternative initial business combination shall have occurred (the “Additional Extension Date”). The proposal was approved by the stockholders. In connection with the filing of the amendment to extend the date to consummate a business combination, Viveon deposited $720,000 in the trust account. After the Extended Date, if Viveon elects to continue to extend such date until December 28, 2022, Viveon shall make a monthly deposit of $240,000 into the trust account each month for each monthly period, or portion thereof, until December 28, 2022.

As a result of the proposal to amend the charter to extend the date, public stockholders holding 15,092,126 shares of Viveon common stock elected to redeem their shares. In connection with the redemptions, Viveon paid $152,451,819.49 from the trust account.

Funding for Extension and Working Capital

On March 21, 2022, we entered into subscription agreements with several lenders for a loan of up to $4,000,000, in the aggregate (the “Subscription Agreements”). Pursuant to the Subscription Agreement, we issued a series of unsecured senior promissory notes in the aggregate principal amount of up to $4,000,000 (the “Notes”) to the subscribers. The subscribers for the Notes are affiliated with our sponsor, Viveon Health LLC.

The Notes do not bear interest and mature upon the earlier of (i) the closing of our initial business combination, and (ii) December 31, 2022 (the “Maturity Date”). The Notes provide for a credit line up to the maximum amount of $4,000,000. We will not have the right to re-borrow any portion of any loans made under the Notes once repaid. A commitment fee in the amount of $400,000, equal to 10% of the maximum principal amount of the Note, shall be paid to the subscribers, on a pro rata basis, by us promptly following the initial funding. In the event that we do not consummate a business combination by the Maturity Date, the Notes will be repaid only from amounts remaining outside of our trust account, if any.

Pursuant to the terms of the Subscription Agreements, the subscribers shall receive warrants to purchase one share of our common stock for every $2.00 of the funded principal amount of the Notes up to 2,000,000 shares of the our common stock, in the aggregate, at an exercise price of $11.50 per share, subject to adjustment (the “Subscription Warrants”). The Subscription Warrant term commences on the Exercise Date (as hereinafter defined) for a period of 49 months. The Subscription Warrants are exercisable commencing on the date of the initial business combination (the “Exercise Date”) and have a cashless exercise feature that is available at any time on or after the Exercise Date. Commencing on the date 13 months following the Exercise Date, the subscribers have the right, but not the obligation, to put the Subscription Warrants to us at a purchase price of $5.00 per share. We have agreed to file, within thirty (30) calendar days after the consummation of an initial business combination, a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock underlying the Subscription Warrants.

On March 21, 2022, an initial amount of $2,700,000 was drawn down from the Notes. $720,000 of the loan proceeds was deposited into our trust account in connection with extending the business combination completion window from March 28, 2022 until the Extended Date. After the Extended Date, if we elect to continue to extend such date until December 28, 2022 (the “Final Extension Date”), we shall make a monthly deposit of $240,000 into the trust account each month for each monthly period, or portion thereof, until the Final Extension Date.

The entry into the Subscription Agreement and the terms of the Notes and Subscription Warrants was approved by the Audit Committee of the Board of Directors of the Company at a meeting held on March 21, 2022.

The foregoing description of the Note, the Warrant and the Subscription Agreement is qualified in its entirety by reference to the full text of the Note, the Warrant and the Subscription Agreement, which are incorporated by reference into this Annual Report as Exhibit 10.15, Exhibit 10.16 and Exhibit 10.17, respectively

Amendment to Viveon’s charter

On March 23, 2022, we filed an amendment to our amended and restated certificate of incorporation with the Delaware Secretary of State (the “Amendment”) The Amendment (i) extends the date by which we have to consummate a business combination for three months, from the Original Termination Date to the Extended Date and (ii) allows us, without another stockholder vote, to elect to extend the date to consummate a business combination on a monthly basis for up to six times by an additional one month each time after the Extended Date, upon five days’ advance notice and the deposit of $240,000 prior to the applicable deadline, for a total of up to nine months after the Original Termination Date, unless the closing of the proposed business combination with Suneva Medical, Inc. or any potential alternative initial business combination shall have occurred. A copy of the Amendment, as filed is incorporated by reference into this Annual Report as Exhibit 3.2.

As a result of the Amendment, on March 23, 2022, we entered into an amendment (the “IMTA Amendment”) to the Investment Management Trust Agreement, with Continental Stock Transfer & Trust Company, as trustee. The IMTA Amendment amends and restates Sections 1(i), 7(c) and 7(j) of the original Investment Management Trust Agreement, dated as of December 22, 2020, to reflect the extension of the date by which the Company must consummate an initial business combination. A copy of the IMTA Amendment, is incorporated by reference into this Annual Report as Exhibit 10.18.

General

We are a Delaware blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities, which we refer to throughout this annual report as our initial business combination. Although we are not limited to a particular industry or geographic region for purposes of consummating an initial business combination, we intend to focus on businesses that have their primary operations located in North America in the healthcare industry, and specifically in the medical technology and medical device sectors. As disclosed in our prospectus, although our management has significant experience in the orthopedic and spine marketplace, they also have extensive operating and transaction experiences in the medical technology sector as managers, investors, acquirors, and sellers and will use that experience to consider target companies in emerging growth medical technology and medical device companies that may be focused in areas outside of orthopedics and spine.

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

Many of these companies that are highly innovative and are experiencing high growth have few options to reach their full potential. While a traditional IPO could, in theory, provide a meaningful avenue for these companies to access capital and accelerate their growth, the relatively high risk and expense associated with a traditional initial public offering and the negative consequences of an unsuccessful public offering represent meaningful barriers to many companies in our target sector to pursuing a traditional IPO. Accordingly, we believe that the increased visibility and acceptance of going-public mergers with special purpose acquisition companies like us may enhance our ability to consummate an initial business combination.

We believe an acquisition by a special purpose acquisition company, like ours, can provide an efficient liquidity and capital-raising mechanism while materially reducing the risks and expenses associated with a traditional IPO. Furthermore, we believe our management team is well-known to, and respected by, the founders, management, and shareholders of private medical technology companies and that our leadership’s reputation will be a competitive advantage in attracting high quality targets for our business combination. Our management team and board of directors have an extensive operating and transaction experiences in the medical technology sector as manager, investors, acquirors, and sellers. We intend to leverage this experience and network to identify a target company and to deliver operational and economic benefit from a business combination.

Business Combination Agreement

On January 12, 2022, we entered into a Merger Agreement (the “Merger Agreement”) by and among us, VHAC Merger Sub, Inc., a Delaware corporation and our wholly owned subsidiary (“Merger Sub”), and Suneva Medical, Inc., a Delaware corporation (“Suneva”).

Pursuant to the terms of the Merger Agreement, a business combination between Viveon and Suneva will be effected through the merger of Merger Sub with and into Suneva, with Suneva surviving the merger as our wholly owned subsidiary (the “Merger”). Our board of directors has (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by our stockholders.

The total consideration to be paid at closing (the “Initial Consideration”) by us to Suneva security holders will be an amount equal to $250 Million (plus the aggregate exercise price for all Suneva options and warrants). The Initial Consideration will be payable in 25 million shares of our Common Stock, valued at $10 per share.

Suneva Security Holder Earnout Payments

In addition to the Initial Consideration, the Suneva security holders will also have the contingent right to earn up to 12,000,000 shares of Common Stock in the aggregate (“Earnout Consideration”) as follows:

●	The Suneva security holders will earn 4,000,000 shares of the Earnout Consideration, in the aggregate, if at any time during the period beginning on the date of the Closing (the “Closing Date”) and ending on the second anniversary of the Closing Date (the “First Earnout Period”), the VWAP (as defined in the Merger Agreement) of the Viveon Common Stock over any twenty (20) Trading Days (as defined in the Merger Agreement) within any thirty (30) Trading Day period is greater than or equal to $12.50 per share of Common Stock (the “First Milestone”).

●	The Suneva security holders will earn an additional 4,000,000 shares of the Earnout Consideration, in the aggregate, if at any time during the period beginning on the Closing Date and ending on the third anniversary of the Closing Date (the “Second Earnout Period”), the VWAP of the Viveon Common Stock over any twenty (20) Trading Days within any thirty (30) Trading Day period is greater than or equal to $15.00 per share of Viveon Common Stock (the “Second Milestone”).

●	The Suneva security holders will earn an additional 4,000,000 shares of the Earnout Consideration, in the aggregate, if at any time during the period beginning on the Closing Date and ending on the fifth anniversary of the Closing Date (the “Third Earnout Period” and together with the First Earnout Period and the Second Earnout Period, each, an “Earnout Period” and collectively, the “Earnout Periods”), the VWAP of the Viveon Common Stock over any twenty (20) Trading Days within any thirty (30) consecutive Trading Day period is greater than or equal to $17.50 per share of Viveon Common Stock (the “Third Milestone” and together with the First Milestone and the Second Milestone, the “Earnout Milestones”).

●	Upon the first Change in Control to occur during the applicable Earnout Period, if the corresponding price per share of Viveon Common Stock in connection with such Change in Control is equal to or greater than the Earnout Milestone or Milestones in respect of such Earnout Period, the Suneva security holders will earn the shares of the Earnout Consideration issuable in respect to such Earnout Milestone or Milestones as described above as of immediately prior to the Change of Control.

The aggregate shares of the Earnout Consideration (1) will be issued to the Suneva security holders at Closing in accordance with their respective pro rata shares of the Earnout Consideration (determined based on the fully diluted Suneva capital stock, including stock options, warrants and convertible notes), except that shares of the Earnout Consideration issued in respect of Suneva stock options will be retained by Viveon and not issued to the holders of Suneva stock options, and (2) will be placed in escrow at Closing.

In the case of the Suneva security holders (other than holders of Suneva stock options), the shares of the Earnout Consideration will not be released from escrow until they are earned as a result of the occurrence of the applicable Earnout Milestone. Shares of the Earnout Consideration not earned on or before the expiration of the applicable Earnout Period will be automatically forfeited and cancelled.

In the case of the holders of Suneva stock options, the shares of the Earnout Consideration will not be released from escrow until the later of the occurrence of the applicable Earnout Milestone within the applicable Earnout Period and the date on which the assumed stock options of such holder vest, but only if such holder continues to provide services to Viveon or one of its subsidiaries at such time. Shares of the Earnout Consideration that are not earned by a holder of Suneva Stock options on or before the fifth anniversary of the Closing Date will be forfeited without any consideration. Shares forfeited by a holder of Suneva stock options will be reallocated to the other Suneva security holders who remain entitled to receive shares of Earnout Consideration in accordance with their respective pro rata shares

Sponsor Earnout Payments

In connection with the execution of the Merger Agreement, we and the Sponsor entered into a Sponsor Earnout Agreement (the “Sponsor Earnout Agreement”) pursuant to which (i) 5,142,857 of the Private Warrants and 1,437,500 shares of Common Stock held by the Sponsor, and (ii) 1,028,571 Private Warrants and 287,500 shares of Common Stock that will be issued to the Sponsor at Closing (the “Sponsor Earnout Amount”), will be placed into escrow at Closing and become subject to vesting restrictions tied to achievement of the Milestone Events and will be earned upon the occurrence of the applicable Milestone Event.

●	The Sponsor will earn 1/3 of the Sponsor Earnout Amount, in the aggregate, if at any time during the First Earnout Period, the First Milestone is achieved;

●	The Sponsor will earn an additional 1/3 of the Sponsor Earnout Amount, in the aggregate, if at any time during the Second Earnout Period, the Second Milestone is achieved;

●	The Sponsor will earn an additional 1/3 of the Sponsor Earnout Amount, in the aggregate, if at any time during the Earnout Periods, the Earnout Milestones are achieved.

●	Upon the first Change in Control to occur during the applicable Earnout Period, if the corresponding price per share of Common Stock in connection with such Change in Control is equal to or greater than the Earnout Milestone or Milestones in respect of such Earnout Period, the Sponsor will earn the shares of the Sponsor Earnout Amount issuable in respect to such Earnout Milestone or Milestones as described above as of immediately prior to the Change of Control.

The Sponsor Earnout Amount will not be released from escrow until the applicable portion of the Sponsor Earnout Amount is earned as a result of the occurrence of the applicable Earnout Milestone. The Suneva securityholders are eligible to receive additional consideration upon the occurrence of the same Earnout Milestones. Any portion of the Sponsor Earnout Amount not earned on or before the expiration of the applicable Earnout Period will be automatically forfeited and cancelled.

Treatment of Suneva Securities

Cancellation of Securities. Each share of Suneva capital stock, if any, that is owned by Viveon, Merger Sub, Suneva, or any of their subsidiaries (as treasury stock or otherwise) immediately prior to the effective time of the Merger (the “Effective Time”), will automatically be cancelled and retired without any conversion or consideration.

Preferred Stock. Immediately prior to the Effective Time, each issued and outstanding share of Suneva’s Series AA Preferred Stock, par value $0.001 per share (“Suneva Preferred Stock”) (other than any such shares of Suneva capital stock cancelled as described above), will be converted into the right to receive (1) shares of our Common Stock, at the Conversion Ratio, and (2) shares of Earnout Consideration as, and subject to the contingencies, described above. The “Conversion Ratio” as defined in the Merger Agreement means an amount equal to (a)(i) the sum of (A) $250 Million, plus (B) the aggregate exercise price of outstanding Viveon in-the-money stock options and warrants, divided by (ii) the number of fully diluted Suneva capital stock (including stock options, and convertible notes); divided by (b) $10.00.

Common Stock. Immediately prior to the Effective Time, each issued and outstanding share of Suneva’s common stock, par value $0.001 per share (“Suneva Common Stock”) (other than any such shares of Suneva capital stock cancelled as described above and any dissenting shares) will be converted into the right to receive (1) a number of shares of our Common Stock at the Conversion Ratio, and (2) shares of Earnout Consideration as, and subject to the contingencies, described above.

Merger Sub Securities. Each share of common stock of Merger Sub issued and outstanding immediately prior to the Effective Time will be converted into and become one newly issued share of our Common Stock.

Stock Options. At the Effective Time, each outstanding option to purchase shares of Suneva Common Stock will be converted into (1) an option to purchase, subject to substantially the same terms and conditions as were applicable under such options prior to the Effective Time, shares of our Common Stock equal to the number of shares subject to such option prior to the Effective Time multiplied by the Conversion Ratio, at an exercise price per share of our Common Stock equal to the exercise price per share of Suneva Common Stock subject to such option divided by the Conversion Ratio and (2) the holder thereof will be entitled to receive shares of the Earnout Consideration as, and subject to the contingencies, described above.

Warrants. Contingent on and effective as of immediately prior to the Effective Time, each outstanding warrant to purchase shares of Suneva Preferred Stock or Suneva Common Stock will be treated in accordance with the terms of the relevant agreements governing such warrants and converted into shares of Suneva Preferred Stock or Suneva Common Stock and such shares will be treated as described above. All such warrants will be cancelled and extinguished.

Convertible Notes. Contingent on and effective as of immediately prior to the Effective Time, Suneva’s convertible notes outstanding as of immediately prior to the Effective Time, will be treated in accordance with the terms of the relevant agreements governing such convertible notes and converted into shares of Suneva Preferred Stock or Suneva Common Stock and such shares will be treated as described above.

Certain Related Agreements

Parent Stockholder Support Agreements. In connection with the execution of the Merger Agreement, Viveon, Suneva and our sponsor, officers and directors entered into support agreements pursuant to which our sponsor, officers and directors have agreed to vote all shares of our Common Stock beneficially owned by them, including any additional shares they acquire ownership of or the power to vote: (i) in favor of the Merger and related transactions, (ii) against any action reasonably be expected to impede, delay, or materially and adversely affect the Merger and related transactions, and (iii) in favor of an extension of the period of time we are afforded to consummate an initial business combination.

Company Stockholder Support Agreements. In connection with the execution of the Merger Agreement, we, Suneva and certain stockholders of Suneva entered into support agreements, pursuant to which such Suneva stockholders have agreed to vote all common and preferred stock of Suneva beneficially owned by them, including any additional shares of Suneva they acquire ownership of or the power to vote, in favor of the Merger and related transactions and against any action reasonably be expected to impede, delay, or materially and adversely affect the Merger and related transactions.

Lock-Up Agreements. In connection with the Closing, certain key Suneva stockholders will each agree, subject to certain customary exceptions, not to (i) offer, sell contract to sell, pledge or otherwise dispose of, directly or indirectly, any Lockup Shares (as defined below), (ii) enter into a transaction that would have the same effect, (iii) enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares or otherwise or engage in any short sales or other arrangement with respect to the Lock-Up Shares or (iv) publicly announce any intention to effect any transaction specified in clause (i) or (ii) until the date that is six months after the Closing Date. The term “Lockup Shares” mean the Merger Consideration Shares and the Earnout Shares, if any, whether or not earned prior to the end of the Lock-up Period, and including any securities convertible into, or exchangeable for, or representing the rights to receive Common Stock, and the term “Lock-Up Period” means the period from the Closing Date until six (6) months after the Closing Date, but ending early as to 50% of the Lock-up Shares if the closing price of the Common Stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period following the Closing Date.

Amended and Restated Registration Rights Agreement. At the closing, we will enter into an amended and restated registration rights agreement with certain of our existing stockholders and Suneva’s existing stockholders with respect to their shares of our Common Stock acquired before or pursuant to the Merger, and including the shares issuable on conversion of the warrants issued to our sponsor in connection with the IPO and any shares issuable on conversion of preferred stock or loans. The agreement amends and restates the registration rights agreement we entered into on December 22, 2020 in connection with our IPO. Subject to the Lock-Up Agreements described above, the holders of a majority of the shares held by our existing stockholders, and the holders of a majority of the shares held by the Suneva stockholders will each be entitled to make one demand that the Company register such securities for resale under the Securities Act, or two demands each if we are eligible to use Form S-3 or a similar short-form registration statement. In addition, the holders will have certain “piggy-back” registration rights that require us to include such securities in registration statements that we otherwise file. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering our securities. We will bear the expenses incurred in connection with the filing of any such registration statements.

The foregoing descriptions of agreements and the transactions and documents contemplated thereby are not complete and are subject to and qualified in their entirety by reference to the Merger Agreement, form of Parent Stockholder Support Agreement, form of Company Stockholder Support Agreement, form of Lock-Up Agreement, form of Amended and Restated Registration Rights Agreement, the Sponsor Earnout Agreement, copies of which are incorporated by reference into this Annual Report as Exhibits 2.1, 10.10, 10.11, 10.12, 10.13 and 10.14 respectively, and the terms of which are incorporated by reference herein.

The business combination is expected to be consummated after obtaining the required approval by the shareholders of Viveon and Suneva and the satisfaction of certain other customary closing conditions, including regulatory approval.

In connection with the Merger, will file relevant materials with the SEC, including a Registration Statement on Form S-4, which will include a proxy statement/prospectus. Promptly after the Form S-4 is declared effective by the SEC, we will mail the proxy statement/prospectus and a proxy card to each stockholder entitled to vote at the special meeting relating to the Merger. INVESTORS AND SECURITY HOLDERS OF VIVEON ARE URGED TO READ THESE MATERIALS (INCLUDING ANY AMENDMENTS OR SUPPLEMENTS THERETO) AND ANY OTHER RELEVANT DOCUMENTS IN CONNECTION WITH THE MERGER THAT VIVEON WILL FILE WITH THE SEC WHEN THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT VIVEON, SUNEVA AND THE MERGER. The preliminary proxy statement/prospectus, the definitive proxy statement/prospectus and other relevant materials in connection with the Merger (when they become available), and any other documents filed by us with the SEC, may be obtained free of charge at the SEC’s website (www.sec.gov) or by writing to us at c/o Gibson, Deal & Fletcher, PC, Spalding Exchange, 3953 Holcomb Bridge Road Suite 200, Norcross, Georgia 30092.

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

Our strategy is to utilize the experience and relationships of our management and board to identify target businesses that are exhibiting rapid growth, technology and service innovation, and positive income that would benefit from the opportunity for substantial revenue and profit expansion.

We believe that target companies under this indicative will experience a substantial increase in value as a result of a public listing which brings access to the public markets to capitalize innovation, achieve added public visibility that can help expand sales channels, and provide flexibility to support additional substantial acquisitions in the highly fragmented medical technology and medical device market.

We believe an acquisition by a special purpose acquisition company, like us, can provide an efficient liquidity and capital-raising mechanism while materially reducing the risks and expenses associated with a traditional IPO. Furthermore, we believe our management team is well-known to, and respected by, the founders, management, and shareholders of private medical technology companies and that our leadership’s reputations will be a competitive advantage in attracting high quality targets for our business combination. Our management team and board of directors have extensive operating and transaction experiences in the medical technology sector as manager, investors, acquirors, and sellers. We intend to leverage this experience and network to identify a target company and to deliver operational and economic benefit from a business combination.

Investment Criteria

Consistent with our strategy, we have identified the following criteria to evaluate prospective target businesses. Although we may decide to enter into our initial business combination with a target business that does not meet the criteria described below, it is our intention to acquire companies that we believe:

●	have a clinical or other competitive advantage in the markets in which they operate and which can benefit from access to additional capital as well as our industry relationships and expertise;

●	will likely be well received by public investors and experience substantial increase in valuation as a result of a public listing and access to the public markets;

●	are ready to be public, with strong management, corporate governance and reporting policies in place;

●	will be able to take full advantage of the use of public securities as a means to engage in further substantial acquisitions in the highly fragmented medical technology and device industry;;

●	have significant embedded and/or underexploited growth opportunities that will drive value;

●	growing at or above industry market rates; and

●	will offer attractive risk-adjusted equity returns for our stockholders.

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

Sources of Target Businesses

Our process of identifying acquisition targets leverages our management team’s unique industry experiences, proven deal sourcing capabilities and broad and deep network of relationships in numerous industries, including executives and management teams, private equity groups and other institutional investors, large business enterprises, lenders, investment bankers and other investment market participants, restructuring advisers, consultants, attorneys and accountants, which we believe should provide us with a number of business combination opportunities. We expect that the collective experience, capability and network of our founders, directors and officers, combined with their individual and collective reputations in the investment community, will help to create prospective business combination opportunities.

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

Holders of Record

As of the date hereof,, there was an aggregate of 5,031,250 shares of Common Stock issued and outstanding held by our sponsor, Viveon Health LLC, and our independent directors as the only stockholders of record. The number of record holders does not include beneficial owners of shares of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies held through Cede & Co.

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

As a result of the proposal to amend the charter to extend the date to consummate a business combination, stockholders holding 15,092,126 shares of Viveon common stock elected to redeem their shares. In connection with the redemptions, Viveon paid $152,451,819.49 from the trust account. Subsequent to the redemptions, 5,032,874 shares of common stock held by public stockholders remains issued and outstanding and $50,830,146.13 remains in the trust account.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On January 12, 2022, we entered into a merger agreement (the “Merger Agreement”) withVHAC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Suneva Medical, Inc., a Delaware corporation (“Suneva”). Pursuant to the terms of the Merger Agreement, a business combination between the Company and Suneva will be effected through the merger of Merger Sub with and into Suneva, with Suneva surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). The board of directors of the Company has (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by the stockholders of the Company.

The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company and Suneva. We intend to effectuate our proposed initial business combination with Suneva using a combination of cash from the proceeds of our initial public offering (and the concurrent private placement of shares to our sponsor, as described in “Part I, Item 1. Business” of this Annual Report), the proceeds of the sale of our shares to private investors in connection with our initial business combination and shares issued to the owners of Suneva.

For further information regarding the Merger Agreement and our proposed initial business combination with Suneva, please refer to “Part I, Item 1. Business” of this Annual Report and the Form 8-K announcing the proposed business combination, which was filed with the SEC on January 12, 2022.

On March 18, 2022, we held our 2022 Annual Meeting of Stockholders for the purpose of approving: (i) a proposal to approve an amendment to our amended and restated certificate of incorporation to (i) extend the date by which the Company has to consummate a business combination for three months, from March 28, 2022 (the “Original Termination Date”) to June 28, 2022 (the “Extended Date”), and (ii) allow us, without another stockholder vote, to elect to extend the date to consummate a business combination on a monthly basis for up to six times by an additional one month each time after the Extended Date, upon five days’ advance notice prior to the applicable deadline, for a total of up to nine months after the Original Termination Date, unless the closing of the proposed business combination with Suneva or any potential alternative initial business combination shall have occurred (the “Extension Proposal”); (ii) a proposal to re-elect five current directors to our Board of Directors (the “Director Election Proposal”); and (iii) a proposal to ratify the appointment of Marcum LLP as our independent registered certified public accountants for fiscal year 2020 (the “Auditor Ratification Proposal”). Stockholders voted to approve the Extension Proposal, Director Election Proposal and Auditor Ratification Proposal.

On March 18, 2022, stockholders elected to redeem 15,092,126 shares of our Class A common stock, resulting in redemption payments out of the trust account totaling approximately $152,451,819. Subsequent to the redemptions, 5,032,874 shares of common stock remained in the trust account.

On March 21, 2022, we entered into subscription agreements with several lenders for a loan of up to $4,000,000, in the aggregate (the “Subscription Agreements”). Pursuant to the Subscription Agreement, we issued a series of unsecured senior promissory notes in the aggregate principal amount of up to $4,000,000 (the “Notes”) to the subscribers. The subscribers for the Notes are affiliated with our sponsor, Viveon Health LLC.

The Notes do not bear interest and mature upon the earlier of (i) the closing of our initial business combination, and (ii) December 31, 2022 (the “Maturity Date”). The Notes provide for a credit line up to the maximum amount of $4,000,000. We will not have the right to re-borrow any portion of any loans made under the Notes once repaid. A commitment fee in the amount of $400,000, equal to 10% of the maximum principal amount of the Note, shall be paid to the subscribers, on a pro rata basis, by us promptly following the initial funding. In the event that we do not consummate a business combination by the Maturity Date, the Notes will be repaid only from amounts remaining outside of our trust account, if any.

Pursuant to the terms of the Subscription Agreements, the subscribers shall receive warrants to purchase one share of our common stock for every $2.00 of the funded principal amount of the Notes up to 2,000,000 shares of the our common stock, in the aggregate, at an exercise price of $11.50 per share, subject to adjustment (the “Subscription Warrants”). The Subscription Warrant term commences on the Exercise Date (as hereinafter defined) for a period of 49 months. The Subscription Warrants are exercisable commencing on the date of the initial business combination (the “Exercise Date”) and have a cashless exercise feature that is available at any time on or after the Exercise Date. Commencing on the date 13 months following the Exercise Date, the subscribers have the right, but not the obligation, to put the Subscription Warrants to us at a purchase price of $5.00 per share. We have agreed to file, within thirty (30) calendar days after the consummation of an initial business combination, a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock underlying the Subscription Warrants.

On March 21, 2022, an initial amount of $2,700,000 was drawn down from the Notes. $720,000 of the loan proceeds was deposited into our trust account in connection with extending the business combination completion window from March 28, 2022 until the Extended Date. After the Extended Date, if we elect to continue to extend such date until December 28, 2022 (the “Final Extension Date”), we shall make a monthly deposit of $240,000 into the trust account each month for each monthly period, or portion thereof, until the Final Extension Date.

The entry into the Subscription Agreement and the terms of the Notes and Subscription Warrants was approved by the Audit Committee of the Board of Directors of the Company at a meeting held on March 21, 2022.

On March 23, 2022, we filed an amendment to our amended and restated certificate of incorporation with the Delaware Secretary of State (the “Amendment”) The Amendment (i) extends the date by which we have to consummate a business combination for three months, from the Original Termination Date to the Extended Date and (ii) allows us, without another stockholder vote, to elect to extend the date to consummate a business combination on a monthly basis for up to six times by an additional one month each time after the Extended Date, upon five days’ advance notice and the deposit of $240,000 prior to the applicable deadline, for a total of up to nine months after the Original Termination Date, unless the closing of the proposed business combination with Suneva Medical, Inc. or any potential alternative initial business combination shall have occurred. As disclosed in the Current Report on Form 8-K filed on March 18, 2022, the Amendment was approved by our stockholders at our Annual Meeting of Stockholders held on March 18, 2022.

Restatement of Previously Issued Financial Statements

On March 15, 2022, our audit committee concluded, after consultation with management, that our previously issued financial statements for the period from August 7, 2020 (inception) through December 31, 2020, included in our Annual Report on Form 10-K/A, as filed with the SEC on December 17, 2021, and our previously issued unaudited financial statements for the periods ended March 31, 2021, June 30, 2021, and September 30, 2021, included in the Company’s Quarterly Reports of Form 10-Q as filed with the SEC on July 2, 2021, August 16, 2021 and November 17, 2021, respectively, should no longer be relied upon as a result of errors in the accounting for complex financial instruments and errors in the process of recording accounts payable and accrued expenses as described below.

We concluded that a portion of the proceeds from its initial public offering (the “Initial Public Offering”) and exercise of the underwriters’ over-allotment option was not correctly allocated to the rights that are included as part of the units sold.

In addition, on December 23, 2020, the Sponsor transferred 81,000 of its shares of common stock (the “Founder Shares) to three directors (“the Transferees”) (27,000 Founder Shares to each Transferee) for a nominal fee. The Company did not recognize stock-based compensation associated with the transfer of the Founder Shares in its financial statements as of and for the period from August 7, 2020 (inception) through December 31, 2020. On April 30, 2021 the Sponsor transferred 27,000 Founder Shares to a fourth director (the “Additional Transferee”) for a nominal fee. We did not recognize stock-based compensation associated with the transfer of the Founder Shares to the Additional Transferee in quarterly filings for June 30, 2021 and September 30, 2021.

We have since determined that the transfer of the Founder Shares to the Transferees and Additional Transferees constitutes stock awards granted to members of the board of directors on December 23, 2020 and April 30, 2021, respectively, as compensation for each of the Transferees’ and Additional Transferee’s services as a member of the board of directors. These awards are subject to ASC Topic 718, Compensation - Stock Compensation (“ASC 718”). The Founder Shares vested immediately, and, as such, in accordance with ASC 718, we must recognize compensation expense in an amount equal to the number of Founders Shares transferred times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares.

We also determined that we were incorrectly recognizing and accruing formation and operating costs in connection with our administrative support agreement with the Sponsor, resulting in an overstatement of formation and operating costs and accrued costs and other expenses in quarterly filings for March 31, 2021, June 30, 2021, and September 30, 2021.

We also determined that we inappropriately recognized a payment made on behalf of a related entity as an expense in our quarterly filing for September 30, 2021. The payment should have been recorded as an amount due from a related party.

We also failed to recognize and accrue legal and consulting expenses in connection with the Business Combination, resulting in an understatement of formation and operating costs and accrued costs and other expenses in our quarterly filings for March 31, 2021, June 30, 2021, and September 30, 2021.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the year ended December 31, 2021 and for the period from August 7, 2020 (inception) through December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, and, after our initial public offering, identifying target companies for a business combination, conducting due diligence on such target companies and negotiating the Business Combination Agreement with Suneva, which will give effect to our initial business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2021, we had net income of $2,489,829, which consisted of a change in fair value of warrant liability of $6,575,140, interest income on investments held in Trust Account of $20,329 and interest income on the operating bank account of $147, partially offset by formation and operating costs of $1,050,016, professional fees of $2,701,431, franchise tax expense of $197,200, and stock compensation expense of $157,140. The gains on the change in fair value of warrant liabilities was due in large part to the decrease in the public traded price of the public warrants.

For the period from August 7, 2020 (inception) through December 31, 2020, we had net loss of $2,238,593, which consisted of a change in fair value of warrant liability of $1,132,164, a loss of $631,197 related to receiving less proceeds than the fair value of the private warrants, stock compensation expense of $424,440, formation and operating costs of $26,032, and warrant transaction costs of $24,973, partially offset by interest income on investments held in Trust Account of $160 and interest income on the operating bank account of $53.

Liquidity and Capital Resources

For the year ended December 31, 2021, net cash used in operating activities was $2,082,334, which was due to the change in fair value of warrant liability of $6,575,140 and interest earned on investments held in Trust Account of $20,329, offset in part by net income of $2,489,829, changes in working capital of $1,866,166, and stock compensation expense of $157,140.

For the period from August 7, 2020 (inception) through December 31, 2020 net cash provided by operating activities was $642,304, which was due to the change in fair value of warrant liability of $1,132,164, changes in working capital of $668,283, loss of $631,197 related to receiving less proceeds than the fair value of the private warrants, stock compensation expense of $424,440 and warrant transaction costs of $24,973, offset in part by net loss of $2,238,593, and interest earned on investments held in Trust Account of $160.

For the period from August 7, 2020 (inception) through December 31, 2020 net cash used in investing activities was $203,262,500 was the result of the amount of net proceeds from the initial public offering and the private placement sale of shares being deposited to the Trust Account.

For the year ended December 31, 2021, net cash used in financing activities was $619,387, which was due to payment of other payable – related party of $364,880, payment of the promissory note – related party of $228,758 and offering costs paid of $25,749.

For the period from August 7, 2020 (inception) through December 31, 2020 net cash provided by financing activities was $205,717,152, which was due to the proceeds from the sale of the units, net of underwriting fees, of $197,225,000, proceeds from the issuance of private warrants of $9,000,000, proceeds from the promissory note – related party of $228,758, and proceeds from the sale of common stock to initial stockholders of $25,000, partially offset by offering costs paid of $761,606.

As of December 31, 2021, we had cash and marketable securities in the trust account of $203,282,989 (including approximately $20,329 of interest income). We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions) to complete our initial business combination with Suneva. We may withdraw interest to pay taxes. During the period ended December 31, 2021, we did not withdraw any of interest income from the Trust Account to pay for franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2021, we had cash and cash equivalents of $395,235 outside of the Trust Account and a working capital deficit of $1,774,334.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. We plan to address this uncertainty through the Merger as discussed above. There is no assurance that our plans to consummate the Merger will be successful or successful within the combination period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021 and December 31, 2020.

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

Critical Accounting Policies and Estimates

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

Common Stock Subject to Possible Redemption

All of the 20,125,000 public shares sold as part of the units in our initial public offering and subsequent full exercise of the underwriters’ over-allotment option contain a redemption feature which allows for the redemption of such redeemable common stock in connection with our liquidation, if there is a stockholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all redeemable common stock have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) initial public offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 19,062,500 shares of common stock in the aggregate.

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

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 effective January 1, 2021 using the full retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the fiscal year ended December 31, 2021 and for the period from August 7, 2020 (inception) through December 31, 2020.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. During the fiscal year ended December 31, 2021, the Company restated its audited financial statement as December 31, 2020 and unaudited financial statements as of and for the periods ended March 31, 2021 and June 30, 2021 to reclassify the Company’s redeemable common stock. In connection with the restatements, the Company identified a material weakness in its internal controls related to accounting for complex financial instruments. Subsequent to the aforementioned restatements, the Company determined that it had inappropriately accounted for the allocation of proceeds received in its initial public offering and did not appropriately recognize stock-based compensation related to the transfer of shares of common stock to members of the Company’s board of directors. This resulted in the restatement of the Company’s audited financial statement as of December 31, 2020 and unaudited financial statements as of and for the periods ended June 30, 2021 and September 30, 2021 (see Note 2 of the accompanying financial statements). The control deficiencies related to the allocation of proceeds and stock-based compensation represent a continuation of the previously identified material weakness related to accounting for complex financial instruments.

In addition, management concluded that a deficiency in internal control over financial reporting existed relating to the process of recording accounts payable and accrued expenses and that the failure to properly account for such accrued expenses constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company’s unaudited financial statements as of and for the periods ended March 31, 2021, June 30, 2021, and September 30, 2021. As such, our Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2021.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company’s audited financial statements as of December 31, 2020 and unaudited financial statements as of and for the periods ended March 31, 2021, June 30, 2021, and September 30, 2021. In addition, management concluded that a deficiency in internal control over financial reporting existed relating to the process of recording accounts payable and accrued expenses and that the failure to properly account for such accrued expenses constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company’s unaudited financial statements as of and for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021.

Management’s Annual Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weaknesses described elsewhere in this Report.

Notwithstanding these material weaknesses, management has concluded that our audited financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

This Report does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements as described above, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. In addition, we plan to enhance our processes to identify and record potential accruals. Our plans at this time include increased communication with third-party service providers and additional procedures to identify and review subsequent invoices and disbursements. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of the date of this Annual Report.

Name	Age	Position
Jagi Gill	56	Chief Executive Officer, President and Director
Rom Papadopoulos	63	Chief Financial Officer, Treasurer, Secretary and Director
Demetrios (Jim) G. Logothetis	65	Director
Brian Cole	59	Director
Doug Craft	59	Director

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

Our directors and officers have played a key role in identifying, evaluating, and selecting target businesses, and structuring, negotiating and consummating our initial Business Consummation. Except as described below and under “Conflicts of Interest,” none of these individuals is currently a principal of or affiliated with a public company or blank check company that executed a business plan similar to our business plan. We believe that the skills and experience of these individuals, their collective access to acquisition opportunities and ideas, their contacts, and their transaction expertise should enable them to identify successfully and effect an acquisition transaction, although we cannot assure you that they will, in fact, be able to do so.

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

Board Meetings; Committee Meetings; and Annual Meeting Attendance

In 2021, the Board of Directors held two board meetings and acted one time by unanimous written consent on various matters.

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

Board Committees

The Board has a standing audit, nominating and compensation committee. The independent directors oversee director nominations. Each audit committee, nominating committee and compensation committee has a charter, which were filed with the SEC as exhibits to the Registration Statement on Form S-1 in connection with our IPO on December 21, 2020.

Departure and Appointment of Directors

On April 20, 2021, Dr. Lishan Aklog, who served as an independent director on the Company’s Board and Chairman of the Company’s Audit Committee, and as a member of the Company’s Nominating Committee and Compensation Committee resigned as a member of the Board. Dr. Aklog’s resignation was to pursue other personal endeavors, and not due to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

On April 30, 2021, Demetrios (Jim) G. Logothetis was appointed to fill the vacancy on the Board due to Mr. Aklog’s resignation. Mr. Logothetis is “independent” under NYSE American listing standards and other governing laws and applicable regulations, including Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. During 2021, the Audit Committee held four meetings.

The Audit Committee consists of Demetrios (Jim) G. Logothetis, Brian Cole and Doug Craft, each of whom is an independent director under NYSE American’s listing standards. Mr. Logothetis serves as the Chairperson of the Audit Committee and at the time of his appointment as an independent director, the Board has determined that Mr. Logothetis qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. Specifically, the Nominating Committee makes recommendations to the Board regarding the size and composition of the Board, establishes procedures for the director nomination process and screens and recommends candidates for election to the Board. On an annual basis, the Nominating Committee recommends for approval by the Board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the Board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The Nominating Committee does not distinguish among nominees recommended by stockholders and other persons. During 2021, the Nominating Committee acted by unanimous written consent on one occasion.

The Nominating Committee consists of Demetrios (Jim) G. Logothetis, Brian Cole and Doug Craft, each of whom is an independent director under NYSE American’s listing standards.Dr. Cole is the Chairperson of the Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. During 2021, the Compensation Committee did not hold any meetings.

Notwithstanding the foregoing, as indicated above, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our executive officers existing stockholders, our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The Compensation Committee consists of Demetrios (Jim) G. Logothetis, Brian Cole and Doug Craft, each of whom is an independent director under NYSE American’s listing standards. Mr. Craft is the Chairperson of the Compensation Committee.

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

In connection with the vote required for any business combination, all of our existing stockholders, including all of our officers and directors, have agreed to vote their respective insider shares in favor of any proposed business combination. In addition, they have agreed to waive their respective rights to participate in any liquidation distribution with respect to the insider shares acquired by them prior to the IPO. If they purchased shares of Common Stock in the IPO or in the open market, however, they would be entitled to participate in any liquidation distribution in respect of such shares but have agreed not to redeem such shares (or sell their shares in any tender offer) in connection with the consummation of our initial business combination or an amendment to our amended and restated certificate of incorporation relating to pre-business combination activity.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors, officers and stockholders who beneficially own more than 10% of any class of equity securities of the Company registered pursuant to Section 12 of the Exchange Act, collectively referred to herein as the “Reporting Persons,” to file initial statements of beneficial ownership of securities and statements of changes in beneficial ownership of securities with respect to the Company’s equity securities with the SEC. All Reporting Persons are required by SEC regulation to furnish us with copies of all reports that such Reporting Persons file with the SEC pursuant to Section 16(a). Based solely on our review of the copies of such reports and upon written representations of the Reporting Persons received by us, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of the date of this Annual Report, the number of shares of Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Common Stock, (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of the date of this Annual Report, as a result of the redemptions by public stockholders in connection with the Amendment, we have 10,064,124 shares of Common Stock issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. The following table does not reflect record of beneficial ownership of any shares of Common Stock issuable upon exercise of the warrants, as the warrants are not exercisable within 60 days of the date of this Annual Report.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Jagi Gill(2)	4,923,250	48.92%
Rom Papadopoulos(2) (3)	4,923,250	48.92%
Brian Cole	27,000	*
Doug Craft	27,000	*
Demetrios G. Logothetis	27,000	*
All current directors and executive officers as a group (five individuals)	5,031,250	49.99%

Holders of 5% or more of our Common Stock
Viveon Health, LLC(2) (3)	4,923,250	48.92%
Karpus Investment Management(4)	2,027,285	20.14%
Mizuho Financial Group, Inc.(5)	1,218,000	12.10%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Viveon Health Acquisition Corp., c/o Gibson, Deal & Fletcher, PC, Spalding Exchange, 3953 Holcomb Bridge Road, Suite 200, Norcross, Georgia 30092.

(2)	Consists of shares of Common Stock owned by Viveon Health, LLC, for which Jagi Gill is a member and Rom Papadopoulos is the managing member. Mr. Papadopoulos has sole voting and dispositive control over those shares.
(3)	Rom Papadopoulos is the managing member of Viveon Health, LLC.
(4)

Based on a Schedule 13G filed by the reporting person on February 14, 2022, the address for the reporting person is 183 Sully’s Trail, Pittsford, New York 14534.The number of shares of Common Stock owned is as of February 14, 2022, the date of filing of the Schedule 13G. The reporting person has not amended such schedule to report changes in ownership due to any redemption of its shares of Common Stock in connection with the Amendment. As a result, the number of shares and percentage ownership may not be accurate as of the date of the filing of this Annual Report.

(5)	Based on a Schedule 13G filed by the reporting person on February 12, 2021, the address for the reporting person is 1-5-5. Otemachi, Chiyoda-ku, Tokyo 100-8176, Japan. The number of shares of Common Stock owned is as of February 12, 2021, the date of filing of the Schedule 13G. The reporting person has not amended such schedule to report changes in ownership due to any redemption of its shares of Common Stock in connection with the Amendment, or otherwise. As a result, the number of shares and percentage ownership may not be accurate as of the date of the filing of this Annual Report.

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

On December 23, 2020, our Sponsor transferred 81,000 of its founder shares to three board members 27,000 Founder Shares to each board member, for a nominal fee. On April 30, 2021, our Sponsor subsequently transferred 27,000 of its founder shares to a new board member.

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

On March 21, 2022, we entered into the Subscription Agreements, pursuant to which we issued Notes for up to $4,000,000 to the subscribers. The subscribers for the Notes are affiliated with our Sponsor. Up to $400,000 of the principal amount of the Notes was funded by Mr, Papadopoulos, our Chief Financial Officer. The entry into the Subscription Agreements and the terms of the Notes and Warrants was approved by the Audit Committee at a meeting held on March 21, 2022.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

During the year ended December 31, 2021, Marcum LLP, has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum LLP for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings. The aggregate fees billed by Marcum LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, and other required filings with the SEC for the year ended December 31 2021 totaled approximately $93,000. Audit fees for the period from August 7, 2020 (inception) through December 31, 2020 totaled $63,500. The above amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. We did not pay Marcum LLP for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 or for the period from August 7, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Marcum LLP for tax planning and tax advice for the year ended December 31 2021 or for the period from August 7, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Marcum LLP for other services for the year ended December 31 2021 or for the the period from August 7, 2020 (inception) through December 31, 2020.

Pre-Approval of Services

All services for the year ended December 31, 2021 have been approved by the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements Table of Contents

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description
1.1	Underwriting Agreement, dated December 22, 2020, by and between Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
2.1	Merger Agreement dated January 12, 2022 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 13, 2022)
3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
3.2	As-filed Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 24, 2022)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)
4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 21, 2020)
4.5	Warrant Agreement, dated December 22, 2020 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
4.6	Rights Agreement, dated December 22, 2020 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
4.7	Description of Securities
10.1	Letter Agreements, dated December 22, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
10.2	Investment Management Trust Agreement, dated December 22, 2020, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
10.3	Registration Rights Agreement, dated December 22, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
10.4	A Private Placement Warrants Subscription Agreement, dated December 22, 2020, among the Registrant and Viveon Health LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
10.5	Stock Escrow Agreement, dated December 22, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)

10.6	Indemnity Agreement, dated December 22, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
10.7	Administrative Services Agreement, dated December 22, 2020, by and between the Registrant and Viveon Health LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
10.8	Letter Agreement, dated April 30, 2021, between the Registrant and Mr. Demetrios G. Logothetis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 30, 2021)
10.9	Joinder Agreement, dated May 5, 2021, to the Stock Escrow Agreement, dated December 22, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10K/A filed with the Securities & Exchange Commission on December 17, 2021)
10.10	Form of PARENT STOCKHOLDER SUPPORT AGREEMENT, dated as of January 12, 2022, entered into by and among the stockholders listed on Exhibit A thereto, Suneva Medical, Inc. and Viveon Health Acquisition Corp. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 13, 2022)
10.11	Form of COMPANY STOCKHOLDER SUPPORT AGREEMENT, dated as of January 12, 2022 (entered into by and among the stockholders listed on Exhibit A thereto, Suneva Medical, Inc and Viveon Health Acquisition Corp. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 13, 2022)
10.12	Form of LOCK-UP AGREEMENT, dated as of January 12, 2022 by and between the undersigned stockholder and Viveon Health Acquisition Corp. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 13, 2022)
10.13	Form of AMENDED AND RESTATED REGISTRATION RIGHTS AGREEMENT, effective as of the 12th day of January, 2022, is made and entered into by and among Suneva Holdings, Inc. (formerly known as Viveon Health Acquisition Corp.) and the signatories thereto. (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 13, 2022)
10.14	Sponsor Earnout Agreement, dated as of January 12, 2022 (incorporated by reference to Exhibit E to the Merger Agreement as Exhibit 2.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on January 13, 2022)
10.15	Form of Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 24, 2022)
10.16	Form of Warrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 24, 2022)
10.17	Form of Subscription Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 24, 2022)
10.18	Amendment to the Investment Management Trust Agreement, dated as of March 23, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 24, 2022)
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)
99.3	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVEON HEALTH ACQUISITION CORP.

Dated: March 31, 2022	By:	/s/ Jagi Gill
	Name:	Jagi Gill
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jagi Gill	Chief Executive Officer, President and Director	March 31, 2022
Jagi Gill	(Principal Executive Officer)

/s/ Rom Papadopoulos	Chief Financial Officer, Treasurer, Secretary and Director	March 31, 2022
Rom Papadopoulos	(Principal Accounting and Financial Officer)

/s/ Demetrios (Jim) G. Logothetis	Director	March 31, 2022
Demetrios (Jim) G. Logothetis

/s/ Brian Cole	Director	March 31, 2022
Brian Cole

/s/ Doug Craft	Director	March 31, 2022
Doug Craft

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (PCAOB ID 688)	F-2
Balance Sheets as of December 31, 2021 and December 31, 2020	F-3
Statements of Operations for the year ended December 31, 2021 and for the period from August 7, 2020 (inception) through December 31, 2020	F-4
Statements of Changes in Stockholders’ Deficit for the year ended December 31, 2021 and for the period from August 7, 2020 (inception) through December 31, 2020	F-5
Statements of Cash Flows for the year ended December 31, 2021 and for the period from August 7, 2020 (inception) through December 31, 2020	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Viveon Health Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Viveon Health Acquisition Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from August 7, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from August 7, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2021 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of Previously Issued Unaudited Financial Statements

As discussed in Note 2 to the financial statements, the unaudited condensed financial statements previously included in the Company’s Quarterly Report on Form 10-Q for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021 have been restated to correct the misstatements.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY
March 31, 2022

VIVEON HEALTH ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets:
Current assets:
Cash and cash equivalents	$395,235	$3,096,956
Prepaid expenses	3,863	660,695
Due from related party	15,000	—
Total current assets	414,098	3,757,651
Investment held in Trust Account	203,282,989	203,262,660

Total Assets	$203,697,087	$207,020,311

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$47,720	$—
Accrued costs and expenses	1,927,662	958,292
Franchise tax payable	197,200	—
Other payable - related party	—	364,880
Promissory note - related party	—	228,758
Due to related party	15,850	5,806
Total current liabilities	2,188,432	1,557,736
Deferred underwriting fee	7,043,750	7,043,750
Warrant liability	4,188,221	10,763,361
Total Liabilities	13,420,403	19,364,847

Commitments and Contingencies (see Note 7)
Common Stock subject to possible redemption, 20,125,000 shares at redemption value of $10.10 per share	203,262,500	203,262,500

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock not subject to possible redemption, $0.0001 par value; 60,000,000 shares authorized; 5,031,250 issued and outstanding (excluding 20,125,000 shares subject to redemption)	503	503
Additional paid-in capital	157,140	—
Accumulated deficit	(13,143,459)	(15,607,539)
Total Stockholders’ Deficit	(12,985,816)	(15,607,036)

Total Liabilities and Stockholders’ Deficit	$203,697,087	$207,020,311

The accompanying notes are an integral part of these financial statements.

VIVEON HEALTH ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from August 7, 2020 (inception) through December 31, 2020
Operating costs	$1,050,016	$26,032
Professional fees	2,701,431	—
Franchise tax	197,200	—
Stock compensation expense	157,140	424,440

Loss from operations	(4,105,787)	(450,472)

Other income (expense)
Interest earned on investments held in Trust Account	20,329	160
Interest earned on bank account	147	53
Warrant transaction costs	—	(24,973)
Excess of fair value of Private Warrants over cash received	—	(631,197)
Change in fair value of warrant liability	6,575,140	(1,132,164)

Total other income (expense)	6,595,616	(1,788,121)

Net income (loss)	$2,489,829	$(2,238,593)

Weighted average shares outstanding, basic and diluted	20,125,000	2,467,645

Basic and diluted net income (loss) per common share	$0.10	$(0.91)

The accompanying notes are an integral part of these financial statements.

VIVEON HEALTH ACQUISITION CORP.
STATEMENTS OF CHANGES IN STOCKHOLDER’S (DEFICIT)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of August 7, 2020 (inception)	—	$—	$—	$—	$—

Common stock issued to founders	5,031,250	503	24,497	—	25,000
Proceeds from Initial Public Offering allocated to Public Warrants, net of offering costs	—	—	9,775,729	—	9,775,729
Proceeds from Initial Public Offering allocated to Public Rights, net of offering costs	—	—	8,601,099	—	8,601,099
Stock compensation expense	—	—	424,440	—	424,440
Accretion of common stock subject to redemption to redemption amount	—	—	(18,825,765)	(13,368,946)	(32,194,711)
Net loss	—	—	—	(2,238,593)	(2,238,593)
Balance as of December 31, 2020	5,031,250	503	—	(15,607,539)	(15,607,036)

Additional offering costs related to the Initial Public Offering	—	—	—	(25,749)	(25,749)
Stock compensation expense	—	—	157,140	—	157,140
Net income	—	—	—	2,489,829	2,489,829
Balance as of December 31, 2021	5,031,250	$503	$157,140	$(13,143,459)	$(12,985,816)

The accompanying notes are an integral part of these financial statements.

VIVEON HEALTH ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the period from December 21, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$2,489,829	$(2,238,593)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(20,329)	(160)
Excess of fair value of Private Warrants	—	631,197
Change in fair value of warrant liability	(6,575,140)	1,132,164
Warrant transaction costs	—	24,973
Stock compensation expense	157,140	424,440
Changes in operating assets and liabilities:
Prepaid expenses	656,832	(660,695)
Due from related party	(15,000)	—
Other payable - related party	—	364,880
Accounts payable	47,720	—
Accrued costs and expenses	969,370	958,292
Franchise tax payable	197,200	—
Due to related party	10,044	5,806
Net cash (used in) provided by operating activities	(2,082,334)	642,304

Cash Flows from Investing Activities:
Investments held in Trust	—	(203,262,500)
Net cash used in investing activities	—	(203,262,500)

Cash Flows from Financing Activities:
Proceeds from sale of common stock to initial stockholders	—	25,000
Proceeds from sale of Units, net of cash underwriting fee	—	197,225,000
Proceeds from issuance of Private Warrants	—	9,000,000
Proceeds from promissory note - related party	—	228,758
Payment of promissory note - related party	(228,758)	—
Payment of other payable - related party	(364,880)	—
Offering costs paid	(25,749)	(761,606)
Net cash (used in) provided by financing activities	(619,387)	205,717,152

Net change in cash	(2,701,721)	3,096,956
Cash - beginning of period	3,096,956	—
Cash - end of period	$395,235	$3,096,956

Supplemental disclosure of noncash investing and financing activities:
Accretion of common stock subject to redemption to redemption value	$—	$32,194,711
Deferred underwriting fee payable	$—	$7,043,750

The accompanying notes are an integral part of these financial statements.

VIVEON HEALTH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Viveon Health Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated as a Delaware company on August 7, 2020. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”).

The Company has neither engaged in any operations nor generated any revenues to date. The Company’s only activities from August 7, 2020 (inception) through December 31, 2021 were organizational activities, those necessary to prepare for the Company’s initial public offering (the “Initial Public Offering”), described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company does not expect to generate any operating revenues until after the completion of our Business Combination. The Company generates non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. The Company incurs expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. The Company’s sponsor is Viveon Health, LLC, a Delaware limited liability company (the “Sponsor”).

The registration statement for the Initial Public Offering was declared effective by the U.S. Securities and Exchange Commission (the “SEC”) on December 22, 2020. On December 28, 2020, the Company consummated the Initial Public Offering of 17,500,000 units (the “Units” and, with respect to the common stock included in the Units being offered, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $175,000,000, which is discussed in Note 4. Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 18,000,000 warrants (the “Private Warrants”), at a price of $0.50 per Private Warrant, which is discussed in Note 5.

On December 30, 2020, the underwriters fully exercised the over-allotment option by purchasing 2,625,000 Units (the “Over-Allotment Units”), generating aggregate of gross proceeds of $26,250,000.

Upon closing of the Initial Public Offering and the sale of the Over-Allotment Units, $203,262,500 (approximately $10.10 per Unit) from net offering proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the Initial Public Offering will not be released from the Trust Account until the earliest to occur of (1) the completion of the initial Business Combination within 15 months and (2) the Company’s redemption of 100% of the outstanding Public Shares if the Company has not completed a Business Combination in the required time period.

While the Company’s management has broad discretion with respect to the specific application of the cash held outside of the Trust Account, substantially all of the net proceeds from the Initial Public Offering and the sale of the Private Warrants, which are placed in the Trust Account, are intended to be applied generally toward completing a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (as defined below) (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

In connection with any proposed initial Business Combination, the Company will either (1) seek stockholder approval of such initial Business Combination at a meeting called for such purpose at which public stockholders may seek to convert their Public Shares, regardless of whether they vote for or against the proposed Business Combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable) or (2) provide its public stockholders with the opportunity to sell their Public Shares to the Company by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account (net of taxes payable), in each case subject to the limitations described herein. The Public Shares subject to redemption were recorded at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, Distinguishing Liabilities from Equity (“ASC 480”).

VIVEON HEALTH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its initial Business Combination and the Company does not conduct redemptions in connection with its initial Business Combination pursuant to the tender offer rules, the Company’s amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”) will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 20% of the shares sold in the Initial Public Offering, without the Company’s prior consent. The Company’s Sponsor, officers and directors (the “initial stockholders”) have agreed not to propose any amendment to the Amended and Restated Certificate of Incorporation (a) that would modify the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with an initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete its initial Business Combination within 15 months from the closing of the Initial Public Offering (the “Combination Period”) or (b) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provide its public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

If the Company is unable to complete its initial Business Combination within the Combination Period, the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding Public Shares (including any Units or Public Shares that its initial stockholders or their affiliates purchased in the Initial Public Offering or later acquired in the open market or in private transactions), which will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of the Company’s remaining holders of common stock and its board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject (in the case of (ii) and (iii) above) to its obligations to provide for claims of creditors and the requirements of applicable law.

The Company’s initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined in Note 6) held by them if the Company fails to complete its initial Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete its initial Business Combination within the Combination Period.

Merger Agreement

On January 12, 2022, the Company entered into a Merger Agreement (the “Merger Agreement”) by and among the Company, VHAC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Suneva Medical, Inc., a Delaware corporation (“Suneva”). Pursuant to the terms of the Merger Agreement, a Business Combination between the Company and Suneva will be effected through the merger of Merger Sub with and into Suneva, with Suneva surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). The board of directors of the Company has (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by the stockholders of the Company.

VIVEON HEALTH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Going Concern

As of December 31, 2021, the Company had $395,235 of cash and cash equivalents held outside the Trust Account available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of December 31, 2021 and December 31, 2020, none of the amount in the Trust Account was available to be withdrawn as described above.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the financial statements are issued. Management plans to address this uncertainty through the Merger as discussed above. There is no assurance that the Company’s plans to consummate the Merger will be successful or successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks & Uncertainties

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

VIVEON HEALTH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation for the audit of the Company’s financial statements for the fiscal year ended December 31, 2021, management identified certain transactions the Company had not been accounting for properly. Those transactions consist of the following

●	On April 30, 2021 the Sponsor transferred 27,000 Founder Shares of the Company to a fourth director (the “Additional Transferee”) for a nominal fee. The Company did not recognize stock-based compensation associated with the transfer of the Founder Shares to the Additional Transferee in quarterly filings for June 30, 2021 and September 30, 2021.

The Company has since determined that the transfer of the Founder Shares to the Additional Transferee constitutes a stock award of the Company granted to a member of the board of directors on April 30, 2021 as compensation for the Additional Transferee’s services as a member of the board of directors. This award is subject to ASC Topic 718, Compensation - Stock Compensation (“ASC 718”). The Founder Shares vested immediately, and, as such, in accordance with ASC 718, the Company must recognize compensation expense in an amount equal to the number of Founders Shares transferred times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares.

●

The Company determined that it was incorrectly recognizing and accruing formation and operating costs in connection with the Company’s administrative support agreement with the Sponsor, resulting in an overstatement of formation and operating costs and accrued costs and other expenses in quarterly filings for March 31, 2021, June 30, 2021, and September 30, 2021.

●	The Company determined that it inappropriately recognized a payment made on behalf of a related entity as expense of the Company in its quarterly filing for September 30, 2021. The payment should have been recorded as an amount due from a related party.

●	The Company failed to recognize and accrue legal and consulting expenses in connection with its Business Combination, resulting in and understatement of formation and operating costs and accrued costs and other expenses in its quarterly filings for March 31, 2021, June 30, 2021, and September 30, 2021.

The aforementioned adjustments result in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position or total operating, investing or financing cash flows.

VIVEON HEALTH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The following tables summarize the effect of the adjustments on each financial statement line item as of the dates, and for the periods, indicated:

	March 31, 2021
	As Previously Reported	Adjustments	As Restated
Condensed Balance Sheet (unaudited)
Accrued costs and expenses	$53,341	$53,443	$106,784
Due to related party	$55,806	$(39,555)	$16,251
Total current liabilities	$109,147	$13,888	$123,035
Total liabilities	$14,018,585	$13,888	$14,032,473
Accumulated deficit	$(12,051,955)	$(13,888)	$(12,065,843)
Total stockholders’ deficit	$(12,051,452)	$(13,888)	$(12,065,340)

	March 31, 2021
	As Previously Reported	Adjustments	As Restated
Condensed Statement of Operations for the Three Months Ended March 31, 2021 (unaudited)
Formation and operating costs	$321,433	$13,888	$335,321
Loss from operations	$(321,433)	$(13,888)	$(335,321)
Net income	$3,581,333	$(13,888)	$3,567,445
Basic and diluted net income per share - redeemable common stock	$0.15	$—	$0.15
Basic and diluted net income per share - nonredeemable common stock	$0.15	$—	$0.15

	March 31, 2021
	As Previously Reported	Adjustments	As Restated
Condensed Statement of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2021 (unaudited)
Net income	$3,581,333	$(13,888)	$3,567,445
Accumulated deficit	$(12,051,955)	$(13,888)	$(12,065,843)
Total stockholders’ deficit	$(12,051,452)	$(13,888)	$(12,065,340)

	March 31, 2021
	As Previously Reported	Adjustments	As Restated
Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited)
Net income	$3,581,333	$(13,888)	$3,567,445

Condensed Statement of Cash Flows for the Three Months Ended March 31, 2021 (unaudited) Changes in operating assets and liabilities
Accrued costs and expenses	$(930,700)	$53,443	$(877,257)
Due to related party	$50,000	$(39,555)	$10,445

VIVEON HEALTH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

	June 30, 2021
	As Previously Reported	Adjustments	As Restated
Condensed Balance Sheet (unaudited)
Accrued costs and expenses	$75,767	$1,411,278	$1,487,045
Due to related party	$115,806	$(99,661)	$16,145
Total current liabilities	$191,573	$1,311,617	$1,503,190
Total liabilities	$13,867,138	$1,311,617	$15,178,755
Additional paid-in capital	$—	$157,140	$157,140
Accumulated deficit	$(12,461,107)	$(1,468,757)	$(13,929,864)
Total stockholders’ deficit	$(12,460,604)	$(1,311,617)	$(13,772,221)

	June 30, 2021
	As Previously Reported	Adjustments	As Restated
Condensed Statement of Operations for the Three Months Ended June 30, 2021 (unaudited)
Formation and operating costs	$648,124	$1,297,729	$1,945,853
Stock compensation expense	$—	$157,140	$157,140
Loss from operations	$(648,124)	$(1,454,869)	$(2,102,993)
Net loss	$(409,152)	$(1,454,869)	$(1,864,021)
Basic and diluted net income per share - redeemable common stock	$(0.02)	$(0.06)	$(0.08)
Basic and diluted net income per share - nonredeemable common stock	$(0.02)	$(0.06)	$(0.08)
Condensed Statement of Operations for the Six Months Ended June 30, 2021 (unaudited)
Formation and operating costs	$969,557	$1,311,617	$2,281,174
Stock compensation expense	$—	$157,140	$157,140
Loss from operations	$(969,557)	$(1,468,757)	$(2,438,314)
Net income	$3,172,181	$(1,468,757)	$1,703,424
Basic and diluted net income per share - redeemable common stock	$0.13	$(0.06)	$0.07
Basic and diluted net income per share - nonredeemable common stock	$0.13	$(0.06)	$0.07

VIVEON HEALTH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

	June 30, 2021
	As Previously Reported	Adjustments	As Restated
Condensed Statement of Changes in Stockholders’ Deficit for the Three Months Ended June 30, 2021 (unaudited)
Stock compensation expense	$—	$157,140	$157,140
Net loss	$(409,152)	$(1,454,869)	$(1,864,021)
Additional paid-in capital	$—	$157,140	$157,140
Accumulated deficit	$(12,461,107)	$(1,468,757)	$(13,929,864)
Total stockholders’ deficit	$(12,460,604)	$(1,311,617)	$(13,772,221)
Condensed Statement of Changes in Stockholders’ Deficit for the Six Months Ended June 30, 2021 (unaudited)
Stock compensation expense	$—	$157,140	$157,140
Net income	$3,172,181	$(1,468,757)	$1,703,424
Additional paid-in capital	$—	$157,140	$157,140
Accumulated deficit	$(12,461,107)	$(1,468,757)	$(13,929,864)
Total stockholders’ deficit	$(12,460,604)	$(1,311,617)	$(13,772,221)

	June 30, 2021
	As Previously Reported	Adjustments	As Restated
Condensed Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited)
Net income	$3,172,181	$(1,468,757)	$1,703,424
Condensed Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited) Adjustments to reconcile net income to net cash used in operating activities:
Stock compensation expense	$—	$157,140	$157,140
Condensed Statement of Cash Flows for the Six Months Ended June 30, 2021 (unaudited) Changes in operating assets and liabilities
Accrued costs and expenses	$(908,274)	$1,411,278	$503,004
Due to related party	$110,000	$(99,661)	$10,339

VIVEON HEALTH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

	September 30, 2021
	As Previously Reported	Adjustments	As Restated
Condensed Balance Sheet (unaudited)
Due from related party	$—	$15,000	$15,000
Total current assets	$771,390	$15,000	$786,390
Total assets	$204,049,255	$15,000	$204,064,255
Accrued costs and expenses	$179,527	$1,375,970	$1,555,497
Due to related party	$175,806	$(159,419)	$16,387
Total current liabilities	$355,333	$1,216,551	$1,571,884
Total liabilities	$12,071,810	$1,216,551	$13,288,361
Additional paid-in capital	$—	$157,140	$157,140
Accumulated deficit	$(11,285,558)	$(1,358,691)	$(12,644,249)
Total stockholders’ deficit	$(11,285,055)	$(1,201,551)	$(12,486,606)
Total liabilities and stockholders’ deficit	$204,049,255	$15,000	$204,064,255

	September 30, 2021
	As Previously Reported	Adjustments	As Restated
Condensed Statement of Operations for the Three Months Ended September 30, 2021 (unaudited)
Formation and operating costs	$788,688	$(110,066)	$678,622
Loss from operations	$(788,688)	$110,066	$(678,622)
Net income	$1,175,549	$110,066	$1,285,615
Basic and diluted net income per share - redeemable common stock	$0.05	$—	$0.05
Basic and diluted net income per share - nonredeemable common stock	$0.05	$—	$0.05
Condensed Statement of Operations for the Nine Months Ended September 30, 2021 (unaudited)
Formation and operating costs	$1,758,245	$1,201,551	$2,959,796
Stock compensation expense	$—	$157,140	$157,140
Loss from operations	$(1,758,245)	$(1,358,691)	$(3,116,936)
Net income	$4,347,730	$(1,358,691)	$2,989,039
Basic and diluted net income per share - redeemable common stock	$0.18	$(0.06)	$0.12
Basic and diluted net income per share - nonredeemable common stock	$0.18	$(0.06)	$0.12

VIVEON HEALTH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

	September 30, 2021
	As Previously Reported	Adjustments	As Restated
Condensed Statement of Changes in Stockholders’ Deficit for the Three Months Ended September 30, 2021 (unaudited)
Net income	$1,175,549	$110,066	$1,285,615
Additional paid-in capital	$—	$157,140	$157,140
Accumulated deficit	$(11,285,558)	$(1,358,691)	$(12,644,249)
Total stockholders’ deficit	$(11,285,055)	$(1,201,551)	$(12,486,606)
Condensed Statement of Changes in Stockholders’ Deficit for the Nine Months Ended September 30, 2021 (unaudited)
Stock compensation expense	$—	$157,140	$157,140
Net income	$4,347,730	$(1,358,691)	$2,989,039
Additional paid-in capital	$—	$157,140	$157,140
Accumulated deficit	$(11,285,558)	$(1,358,691)	$(12,644,249)
Total stockholders’ deficit	$(11,285,055)	$(1,201,551)	$(12,486,606)

	September 30, 2021
	As Previously Reported	Adjustments	As Restated
Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2021 (unaudited)
Net income	$4,347,730	$(1,358,691)	$2,989,039
Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2021 (unaudited) Adjustments to reconcile net income to net cash used in operating activities:
Stock compensation expense	$—	$157,140	$157,140
Condensed Statement of Cash Flows for the Nine Months Ended September 30, 2021 (unaudited) Changes in operating assets and liabilities
Due from related party	$—	$(15,000)	$(15,000)
Accrued costs and expenses	$(778,765)	$1,375,970	$597,205
Due to related party	$170,000	$(159,419)	$10,581

VIVEON HEALTH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. The initial valuation of the Public Warrants (as defined in Note 4), Rights (as defined in Note 4) common stock subject to redemption and the periodic valuation of the Private Warrants required management to exercise significant judgement in its estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The cash equivalents in the amount of $350,455 and $3,092,771, were held in money market funds as of December 31, 2021 and December 31, 2020, respectively.

Investments Held in Trust Account

As of December 31, 2021 and December 31, 2020, substantially all of the assets held in the Trust Account were held in mutual funds which invest in U.S. Treasury securities. The mutual fund assets in the amount of $203,282,989 and $203,262,660 were held in the Trust Account as of December 31, 2021 and December 31, 2020, respectively.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in Financial Accounting Standards ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and recorded as a warrant liability. In accordance with guidance contained in ASC 815, the Public Warrants (as defined in Note 4) qualify for equity treatment. The Private Warrants do not qualify as equity and are recorded as a liability at fair value. Changes in the estimated fair value of the Private Warrants are recognized as a non-cash gain or loss on the statements of operations.

VIVEON HEALTH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Common Stock Subject to Possible Redemption

All of the 20,125,000 Public Shares sold as part of the Units in the Initial Public Offering and subsequent full exercise of the underwriters’ over-allotment option contain a redemption feature which allows for the redemption of such redeemable common stock in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. There was no change in redemption value for the year ended December 31, 2021. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

As of December 31, 2021, the redeemable common stock reflected in the balance sheet are reconciled in the following table:

Gross proceeds	$201,250,000
Less:
Fair value of Public Warrants at issuance	(10,384,500)
Fair value of Rights at issuance	(9,136,750)
Issuance costs allocated to common stock subject to possible redemption	(10,660,961)
Plus:
Accretion of carrying value to redemption value	32,194,711
Common stock subject to possible redemption	$203,262,500

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs (“ASC 340”) and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. For the period from August 7, 2020 (inception) through December 31, 2020 the Company incurred offering costs amounting to $11,830,356 as a result of the Initial Public Offering (consisting of a $4,025,000 underwriting fee, $7,043,750 of deferred underwriting fees, and $761,606 of other offering costs). The Company recorded $10,660,961 of offering costs as a reduction of temporary equity in connection with the redeemable common stock included in the Units. The Company recorded $1,144,422 of offering costs as a reduction of permanent equity in connection with the Public Warrants and Rights classified as equity instruments. The Company immediately expensed $24,973 of offering costs in connection with the Private Warrants that were classified as liabilities.

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

VIVEON HEALTH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021 and December 31, 2020. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the year ended December 31, 2021 and for the period from August 7, 2020 (inception) through December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The calculation of diluted income (loss) per common share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 19,062,500 shares of common stock in the aggregate.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Year ended December 31, 2021		For the Period from August 7, 2020 (inception) Through December 31, 2020
	Redeemable Common Stock	Nonredeemable Common Stock	Redeemable Common Stock	Nonredeemable Common Stock
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$2,074,858	$414,971	$(124,197)	$(2,114,396)
Denominator:
Weighted Average Common Stock	20,125,000	4,025,000	136,905	2,330,740
Basic and diluted net income (loss) per common share	$0.10	$0.10	$(0.91)	$(0.91)

VIVEON HEALTH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

The Company applies ASC Topic 820, Fair Value Measurement (“ASC 820”), which establishes a framework for measuring fair value and clarifies the definition of fair value within that framework. ASC 820 defines fair value as an exit price, which is the price that would be received for an asset or paid to transfer a liability in the Company’s principal or most advantageous market in an orderly transaction between market participants on the measurement date. The fair value hierarchy established in ASC 820 generally requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect the assumptions that market participants would use in pricing the asset or liability and are developed based on market data obtained from sources independent of the reporting entity. Unobservable inputs reflect the entity’s own assumptions based on market data and the entity’s judgments about the assumptions that market participants would use in pricing the asset or liability and are to be developed based on the best information available in the circumstances.

The carrying amounts reflected in the balance sheet for current assets and current liabilities approximate fair value due to their short-term nature.

Level 1 — Assets and liabilities with unadjusted, quoted prices listed on active market exchanges. Inputs to the fair value measurement are observable inputs, such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Inputs to the fair value measurement are determined using prices for recently traded assets and liabilities with similar underlying terms, as well as direct or indirect observable inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3 — Inputs to the fair value measurement are unobservable inputs, such as estimates, assumptions, and valuation techniques when little or no market data exists for the assets or liabilities.

See Note 11 for additional information on assets and liabilities measured at fair value.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. The Company’s derivative instruments are recorded at fair value and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the warrants are a derivative instrument. As the Private Warrants meet the definition of a derivative the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820 with changes in fair value recognized in the statement of operations in the period of change. In accordance with ASC Topic 825, Financial Instruments, the Company has concluded that a portion of the transaction costs which directly related to the Initial Public Offering and the Private Placement, should be allocated to the Private Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations.

VIVEON HEALTH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Recent Accounting Standards

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. For smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023 and should be applied on a full or modified retrospective basis, with early adoption permitted for fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 effective January 1, 2021 using the full retrospective method of transition. The adoption of ASU 2020-06 did not have a material impact on the financial statements for the fiscal year ended December 31, 2021 and for the period from August 7, 2020 (inception) through December 31, 2020.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

On December 28, 2020, the Company sold 17,500,000 Units, at a purchase price of $10.00 per Unit. Each Unit consists of one share of common stock, par value $0.0001 per share, one redeemable warrant (the “Public Warrants”) and one right (the “Rights”). Each Public Warrant entitles the holder thereof to purchase one-half (1/2) of a share of common stock at a price of $11.50 per whole share. Each Right entitles the holder thereof to receive one-twentieth (1/20) of a share of common stock upon consummation of an initial Business Combination.

On December 30, 2020, the Company sold 2,625,000 Over-Allotment Units pursuant to the underwriters’ full exercise of the over-allotment option (see Note 7), generating aggregate of gross proceeds of $26,250,000.

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 18,000,000 Private warrants at a price of $0.50 per warrant ($9,000,000 in the aggregate), each exercisable to purchase one-half of a share common stock at a price of $11.50 per whole share, in a Private Placement that closed simultaneously with the closing of this offering. A portion of the purchase price of the Private Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account

NOTE 6. RELATED PARTY TRANSACTIONS

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

VIVEON HEALTH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

The Founder Shares were placed into an escrow account maintained by Continental Stock Transfer & Trust Company acting as escrow agent. 50% of these shares will not be transferred, assigned, sold or released from escrow until the earlier of (i) 6 months after the date of the consummation of the initial Business Combination or (ii) the date on which the closing price of the Company’s shares of common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the initial Business Combination and the remaining 50% of the Founder Shares will not be transferred, assigned, sold or released from escrow until 6 months after the date of the consummation of the initial Business Combination, or earlier, in either case, if, subsequent to its initial Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of its stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (1) to any persons (including their affiliates and stockholders) participating in the Private Placement of the Private Warrants, officers, directors, stockholders, employees and members of the Company’s Sponsor and its affiliates, (2) amongst initial stockholders or their respective affiliates, or to the Company’s officers, directors, advisors and employees, (3) if a holder is an entity, as a distribution to its, partners, stockholders or members upon its liquidation, (4) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is a holder or a member of a holder’s immediate family, for estate planning purposes, (5) by virtue of the laws of descent and distribution upon death, (6) pursuant to a qualified domestic relations order, (7) by certain pledges to secure obligations incurred in connection with purchases of the Company’s securities, (8) by private sales at prices no greater than the price at which the shares were originally purchased or (9) for the cancellation of up to 656,250 shares of common stock subject to forfeiture to the extent that the underwriters’ over-allotment is not exercised in full or in part or in connection with the consummation of the Company’s initial Business Combination.

On December 23, 2020, the Sponsor transferred 81,000 of its Founder Shares of the Company to three board members (the “Transferees”) (27,000 Founder Shares to each Transferee) for a nominal fee. On April 30, 2021, the Sponsor subsequently transferred 27,000 of its Founder Shares of the Company to a new board member (the “Additional Transferee”, and, together with the Transferees, the “Directors”). These awards are subject to ASC Topic 718, Compensation – Stock Compensation (“ASC 718”).

Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares vested immediately, and, as such, in accordance with ASC 718, the Company recognized compensation expense on the transfer date in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares. The fair value of the Founder Shares transferred to the Transferees was determined to be $424,440 ($5.24 per share) as of December 23, 2020. As such, the Company recognized compensation expense of $424,440 within stock compensation expense in the Company’s statement of operations for the period from August 7, 2020 (inception) through December 31, 2020. The fair value of the Founder Shares transferred to the Additional Transferee was determined to be $157,140 ($5.82 per share) as of April 30, 2021. As such, the Company recognized compensation expense of $157,140 within stock compensation expense in the Company’s statement of operations for the fiscal year ended December 31, 2021.

Promissory Note – Related Party

The Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. On January 13, 2021, the Company paid the $228,758 balance on the note from the proceeds of the Initial Public Offering. As of December 31, 2021 and December 31, 2020, there was $0 and $228,758 outstanding, respectively, under the Note.

VIVEON HEALTH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would be repaid upon consummation of the Company’s initial Business Combination, without interest. As of December 31, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date of the Company’s final prospectus, the Company has agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company has incurred $249,479 and accrued $10,044 of administrative service fees for the year ended December 31, 2021. Any unpaid amounts are accrued in Due to related party.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 2,625,000 additional shares of Class A common stock to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full on December 28, 2020.

The underwriter was paid a cash underwriting fee of $0.20 per share, or $4,025,000 in the aggregate, upon the closing of the Initial Public Offering. In addition, $0.35 per share, or $7,043,750 in the aggregate was payable to the underwriter for deferred underwriting commissions. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Registration Rights

The holders of the Company’s Founder Shares issued and outstanding on the date of this prospectus, as well as the holders of the Private Warrants (and underlying securities) will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of this offering. The holders of a majority of these securities are entitled to make up to two demands that the Company registers such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Warrants (and underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Vendor Agreements

On May 18, 2021, the Company entered into an agreement with a transactional and strategic advisory firm (the “Strategic Advisor”) for advisory services as needed by the Company in connection with a Business Combination. Pursuant to this agreement, the Company incurred approximately $875,000 in fees for the year-ended December 31, 2021. As of December 31, 2021, $500,000 of such fees remain unpaid and are included in accrued costs and expenses on the balance sheet. On November 1, 2021, the Company and the Strategic Advisor entered into an amendment to the agreement. Pursuant to this amendment, the Company will pay the Strategic Advisor a fee of $2,625,000, inclusive of the $500,000 accrued as of December 31, 2021. The remaining $2,125,000 is contingent upon the consummation of the Business Combination.

VIVEON HEALTH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

On October, 8, 2021, the Company entered into an agreement with a financial advisor (the “Exclusive Financial Advisor”) for financial advisory services such as financial and transaction feasibility analysis, assistance in negotiations, assistance in capital planning, and other customary services in connection with a Business Combination, pursuant to which the Company will pay the Exclusive Financial Advisor a fee of $1,500,000 contingent upon the consummation of the Business Combination.

On November 1, 2021, the Company entered into an agreement with a financial advisor (the “Second Financial Advisor”) for financial advisory services such as guidance on valuation and transaction structure and terms, assistance in negotiations, coordination of due diligence, documentation, and transaction closing, and introduction of the Company to institutional investors in connection with a Business Combination, pursuant to which the Company will pay the Second Financial Advisor a fee of $400,000 contingent upon the consummation of the Business Combination.

On November 2, 2021, the Company entered into an agreement with a financial advisor (the “Third Financial Advisor”) for financial advisory services such as market related advice and assistance in connection with a Business Combination, pursuant to which the Company will pay the Third Financial Advisor a fee of $500,000 contingent upon the consummation of the Business Combination.

On November 5, 2021, the Company entered into an agreement with an advisor (the “Advisor”) for services such as assistance in refining strategic objectives, preparation or refinement of solicitation materials, identification, contact, and solicitation of or potential investors and other sources of capital, and assistance in review, selection, negotiation, and closing of a transaction in connection with a Business Combination, pursuant to which the Company will pay the Advisor a fee of $200,000 contingent upon the consummation of the Business Combination.

On November 15, 2021, the Company entered into an agreement with two placement agents (the “Placement Agents”) for services such as analysis of potential contributions and assets of a target to the Company’s future prospects, assistance in negotiations, and assistance in preparation of presentations to investors, lenders, and/or other financial sources in connection with a Business Combination, pursuant to which the Company will pay the Placement Agents a fee equal to the difference between 5% of the total aggregate sales price of the securities sold as part of the Business Combination and 5% of any securities sold as part of the Business Combination to investors identified by the Advisor, contingent upon the consummation of the Business Combination.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021 and December 31, 2020, there was no preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 60,000,000 shares of common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of common stock. As of December 31, 2021 and December 31, 2020, there were 5,031,250 shares of common stock issued and outstanding, excluding 20,125,000 shares of common stock subject to possible redemption.

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

VIVEON HEALTH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 9. WARRANTS

Each Public Warrant entitles the holder thereof to purchase one-half (1/2) of a share of common stock at a price of $11.50 per whole share, subject to adjustment. Pursuant to the warrant agreement, a warrant holder may exercise its s only for a whole number of shares. This means that only an even number of s may be exercised at any given time by a warrant holder.

The Company may call the Public Warrants for redemption (except the Private Warrants):

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

If the Company calls the Public Warrants for redemption as described above, its management will have the option to require all holders that wish to exercise Public Warrants to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the Public Warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the Public Warrants, multiplied by the difference between the exercise price of the Public Warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the Company’s common stock for the 10 trading days ending on the third trading day prior to the date on which the notice of redemption is sent to the holders of Public Warrants. Whether the Company will exercise its option to require all holders to exercise their Public Warrants on a “cashless basis” will depend on a variety of factors including the price of our common shares at the time the Public Warrants are called for redemption, its cash needs at such time and concerns regarding dilutive share issuances.

If (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of its initial Business Combination at an issue price or effective issue price of less than $9.50 per share of common stock (with such issue price or effective issue price to be determined in good faith by its board of directors, and in the case of any such issuance to its Sponsor, initial stockholders or their affiliates, without taking into account any founders’ shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial Business Combination on the date of the consummation of our initial Business Combination (net of redemptions), and (z) the Market Value is below $9.50 per share, the exercise price of the Public Warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of common stock or equity-linked securities and the $16.50 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 165% of the Market Value. The Public Warrants may be exercised upon surrender of the warrant certificate on or prior to the expiration date at the offices of the warrant agent, with the exercise form on the reverse side of the warrant certificate completed and executed as indicated, accompanied by full payment of the exercise price, by certified or official bank check payable to the Company, for the number of warrants being exercised. The warrant holders do not have the rights or privileges of holders of shares of common stock and any voting rights until they exercise their Public Warrants and receive shares of common stock. After the issuance of shares of common stock upon exercise of the Public Warrants, each holder will be entitled to one vote for each share held of record on all matters to be voted on by stockholders.

Private Warrants

The Private Warrants are identical to the Public Warrants except that the Private Warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

As of December 31, 2021, there were 20,125,000 Public Warrants and 18,000,000 Private Warrants outstanding. The Company accounts for the Public Warrants and Private Warrants in accordance with the guidance contained in ASC 815-40. The Public Warrants qualify for equity treatment under ASC 815-40. Such guidance provides that because the Private Warrants do not meet the criteria for equity treatment thereunder, the Private Warrants must be recorded as a liability.

VIVEON HEALTH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 10. INCOME TAX

The Company’s net deferred tax assets as of December 31, 2021 and December 31, 2020 are as follows:

	December 31, 2021	December 31, 2020
Deferred tax assets:
Start-up costs	$791,079	$4,417
Net operating loss carryforwards	39,259	1,005
Total deferred tax assets	830,338	5,422
Valuation allowance	(830,338)	(5,422)
Deferred tax assets, net of allowance	$—	$—

The income tax provision for the year ended December 31, 2021 and for the period from August 7, 2020 (inception) through December 31, 2020 consist of the following:

	December 31, 2021	December 31, 2020
Federal
Current	$—	$—
Deferred	(824,916)	(5,422)
State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	824,916	5,422
Income tax provision	$—	$—

As of December 31, 2021, the Company has available U.S. federal operating loss carry forwards of approximately $187,000 that may be carried forward indefinitely.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021 and for the period from August 7, 2020 (inception) through December 31, 2020, the valuation allowance was $830,338 and 5,422, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate as of December 31, 2021 and December 31, 2020 are as follows:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of derivative warrant liabilities	(55.5)%	(16.6)%
Non-deductible transaction costs	—%	(0.2)%
Stock compensation expense	1.3%	(4.0)%
Change in valuation allowance	33.2%	(0.2)%
Income tax provision	0.0%	0.0%

The Company files income tax returns in the U.S. federal jurisdiction and Georgia. Tax returns since inception remain open and subject to examination.

VIVEON HEALTH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 11. FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Assets
Money Market Account	$350,455	$350,455	$—	$—
Mutual Funds held in Trust Account	$203,282,989	$203,282,989	$—	$—
Liabilities
Private Warrant Liability	$3,986,012	$—	$—	$3,986,012

December 31, 2020
Assets
Money Market Account	$3,092,771	$3,092,771	$—	$—
Mutual Funds held in Trust Account	$203,262,660	$203,262,660	$—	$—
Liabilities
Private Warrant Liability	$10,763,361	$—	$—	$10,763,361

The Private Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

The Company established the initial fair value of the Private Warrants on December 28, 2020, the date of the Company’s Initial Public Offering, and revalued on December 31, 2020 and on December 31, 2021, using a Monte Carlo simulation model. The Warrants were classified as Level 3 at the initial measurement date, on December 31, 2020 and on December 31, 2021 due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation as of December 31, 2021 and December 31, 2020 were as follows:

Inputs	As of December 31, 2021	As of December 31, 2020
Risk-free interest rate	1.30%	0.52%
Expected term remaining (years)	5.50	6.12
Expected volatility	7.6%	24.2%
Stock price	$10.020	$9.625

The change in the fair value of the Private Warrant liability for the period ended December 31, 2021 is summarized as follows:

Fair value as of August 7, 2020	$—
Fair value as of issuance on December 28, 2020	9,631,197
Change in fair value	1,132,164
Fair Value as of December 31, 2020	10,763,361
Change in fair value	(6,575,140)
Fair value as of December 31, 2021	$4,188,221

The Company recognized gains in connection with changes in the fair value of the Private Warrants of $6,575,140 for the year ended December 31, 2021 and losses in connection with changes in the fair value of the Private Warrants of $1,132,164 for the period from August 7, 2020 (inception) through December 31, 2020 within change in fair value of warrant liabilities in the Statements of Operations.

VIVEON HEALTH ACQUISITION CORP.
NOTES TO FINANCIAL STATEMENTS

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except for the Merger Agreement as disclosed in Note 1, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On February 17, 2022, the Company entered into an agreement with a broker-dealer (the “Broker-Dealer”) for services such as providing the Company with capital markets advisory services with regard to a forward purchase agreement, convertible private investment in public equity (“PIPE”), secured credit facility, and any other capital structure topics in connection with a Business Combination, pursuant to which the Company will pay the Broker-Dealer a fee of $250,000 contingent upon the consummation of the Business Combination.

On March 18, 2022, the Company held its 2022 Annual Meeting of Stockholders for the purpose of approving: (i) a proposal to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to (i) extend the date by which the Company has to consummate a Business Combination for three months, from March 28, 2022 (the “Original Termination Date”) to June 28, 2022 (the “Extended Date”), and (ii) allow the Company, without another stockholder vote, to elect to extend the date to consummate a Business Combination on a monthly basis for up to six times by an additional one month each time after the Extended Date, upon five days’ advance notice prior to the applicable deadline, for a total of up to nine months after the Original Termination Date, unless the closing of the proposed Business Combination with Suneva Medical, Inc. or any potential alternative initial Business Combination shall have occurred (the “Extension Proposal”); (ii) a proposal to re-elect five current directors to the Company’s Board of Directors (the “Director Election Proposal”); and (iii) a proposal to ratify the appointment of Marcum LLP as the Company’s independent registered certified public accountants for fiscal year 2020 (the “Auditor Ratification Proposal”). Stockholders voted to approve the Extension Proposal, Director Election Proposal and Auditor Ratification Proposal.

On March 18, 2022, stockholders elected to redeem 15,092,126 shares of the Company’s common stock, resulting in redemption payments out of the Trust Account totalling approximately $152,451,819. Subsequent to the redemptions, 5,032,874 shares of common stock remained in the Trust Account.

On March 21, 2022, the Company entered into subscription agreements with several lenders for a loan of up to $4,000,000, in the aggregate (the “Subscription Agreements”). Pursuant to the Subscription Agreement, the Company issued a series of unsecured senior promissory notes in the aggregate principal amount of up to $4,000,000 (the “Notes”) to the subscribers. The subscribers for the Notes are affiliated with the Company’s Sponsor, Viveon Health LLC.

The Notes do not bear interest and mature upon the earlier of (i) the closing of the Company’s initial Business Combination, and (ii) December 31, 2022 (the “Maturity Date”). The Notes provide for a credit line up to the maximum amount of $4,000,000. The Company will not have the right to re-borrow any portion of any loans made under the Notes once repaid. A commitment fee in the amount of $400,000, equal to 10% of the maximum principal amount of the Note, shall be paid to the subscribers, on a pro rata basis, by the Company promptly following the initial funding. In the event that the Company does not consummate a Business Combination by the Maturity Date, the Notes will be repaid only from amounts remaining outside of the Trust Account, if any.

Pursuant to the terms of the Subscription Agreements, the subscribers shall receive warrants to purchase one share of Company common stock for every $2.00 of the funded principal amount of the Notes up to 2,000,000 shares of the Company common stock, in the aggregate, at an exercise price of $11.50 per share, subject to adjustment (the “Subscription Warrants”). The Subscription Warrant term commences on the Exercise Date (as hereinafter defined) for a period of 49 months. The Subscription Warrants are exercisable commencing on the date of the initial Business Combination (the “Exercise Date”) and have a cashless exercise feature that is available at any time on or after the Exercise Date. Commencing on the date 13 months following the Exercise Date, the subscribers have the right, but not the obligation, to put the Subscription Warrants to the Company at a purchase price of $5.00 per share. The Company has agreed to file, within thirty (30) calendar days after the consummation of an initial Business Combination, a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock underlying the Subscription Warrants.

On March 21, 2022, an initial amount of $2,700,000 was drawn down from the Notes. $720,000 of the loan proceeds was deposited into the Company’s Trust Account in connection with extending the Business Combination completion window from March 28, 2022 until the Extended Date. After the Extended Date, if the Company elects to continue to extend such date until December 28, 2022 (the “Final Extension Date”), the Company shall make a monthly deposit of $240,000 into the trust account each month for each monthly period, or portion thereof, until the Final Extension Date.

The entry into the Subscription Agreement and the terms of the Notes and Warrants was approved by the Audit Committee of the Board of Directors of the Company at a meeting held on March 21, 2022.

On March 23, 2022, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Amendment”) The Amendment (i) extends the date by which the Company has to consummate a Business Combination for three months, from the Original Termination Date to the Extended Date and (ii) allows the Company, without another stockholder vote, to elect to extend the date to consummate a Business Combination on a monthly basis for up to six times by an additional one month each time after the Extended Date, upon five days’ advance notice and the deposit of $240,000 prior to the applicable deadline, for a total of up to nine months after the Original Termination Date, unless the closing of the proposed Business Combination with Suneva Medical, Inc. or any potential alternative initial Business Combination shall have occurred. As disclosed in the Current Report on Form 8-K filed on March 18, 2022, the Amendment was approved by the Company’s stockholders at its Annual Meeting of Stockholders held on March 18, 2022.