Form 10-Q
period 2022-03-31
Viveon Health Acquisition Corp.
filed 2022-06-13
CIK 1823857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of June 10, 2022, there were 10,064,124 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

VIVEON HEALTH ACQUISITION CORP.

i

PART I – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS (UNAUDITED)

VIVEON HEALTH ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash and cash equivalents	$2,079,611	$395,235
Prepaid expenses	—	3,863
Due from related party	15,000	15,000
Total current assets	2,094,611	414,098
Investment held in Trust Account	51,564,084	203,282,989
Total Assets	$53,658,695	$203,697,087

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$235,281	$47,720
Accrued costs and expenses	2,614,241	1,927,662
Franchise tax payable	245,181	197,200
Promissory notes, net of discount	99,543	—
Due to related party	16,938	15,850
Total current liabilities	3,211,184	2,188,432
Deferred underwriting fee	7,043,750	7,043,750
Warrant liability	7,102,840	4,188,221
Total Liabilities	17,357,774	13,420,403

Commitments (see Note 7)
Common Stock subject to possible redemption, 5,032,874 and 20,125,000 shares at redemption value of $10.10 per share as of March 31, 2022 and December 31, 2021, respectively.	50,832,028	203,262,500

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock not subject to possible redemption, $0.0001 par value; 60,000,000 shares authorized; 5,031,250 issued and outstanding (excluding 5,032,874 and 20,125,000 shares subject to redemption as of March 31, 2022 and December 31, 2021, respectively)	503	503
Additional paid-in capital	157,140	157,140
Accumulated deficit	(14,688,750)	(13,143,459)
Total Stockholders’ Deficit	(14,531,107)	(12,985,816)
Total Liabilities and Stockholders’ Deficit	$53,658,695	$203,697,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVEON HEALTH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Operating costs	$283,686	$335,321
Professional fees	742,040	—
Franchise tax	47,981	—
Loss from operations	(1,073,707)	(335,321)

Other income
Expensed issuance costs on issuance of subscription warrants	(319,000)	—
Interest and dividends earned on investments held in Trust Account	12,914	5,012
Interest earned on bank account	11	81
Interest expense - amortization of debt discount	(99,543)	—
Change in fair value of warrant liability	2,793,557	3,897,673
Loss on issuance of subscription warrants	(2,838,176)	—
Total other (loss) income	(450,237)	3,902,766

Net (loss) income	$(1,523,944)	$3,567,445

Weighted average shares outstanding, basic and diluted	21,970,027	24,150,000
Basic and diluted net (loss) income per common share	$(0.07)	$0.15

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVEON HEALTH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	For the Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	5,031,250	$503	$157,140	$(13,143,459)	$(12,985,816)
Remeasurement of common stock subject to redemption to redemption amount	—	—	—	(21,347)	(21,347)
Net loss	—	—	—	(1,523,944)	(1,523,944)
Balance as of March 31, 2022	5,031,250	$503	$157,140	$(14,688,750)	$(14,531,107)

	For the Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	5,031,250	503	—	(15,607,539)	(15,607,036)
Additional offering costs related to the Initial Public Offering	—	—	—	(25,749)	(25,749)
Net income	—	—	—	3,567,445	3,567,445
Balance as of March 31, 2021	5,031,250	$503	$—	$(12,065,843)	$(12,065,340)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVEON HEALTH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended March 31, 2022	For the Three Months Ended March 31, 2021
Cash Flows from Operating Activities:
Net (loss) income	$(1,523,944)	$3,567,445
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Expensed issuance costs on issuance of subscription warrants	319,000	—
Interest and dividends earned on investments held in Trust Account	(12,914)	(5,012)
Interest expense - amortization of debt discount	99,543	—
Change in fair value of warrant liability	(2,793,557)	(3,897,673)
Loss on issuance of subscription warrants	2,838,176	—
Changes in operating assets and liabilities:
Prepaid expenses	3,863	146,522
Accounts payable	187,561	—
Accrued costs and expenses	399,579	(877,257)
Franchise tax payable	47,981	—
Due to related party	1,088	10,445
Net cash used in operating activities	(433,624)	(1,055,530)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for payment to redeeming stockholders	152,451,819	—
Cash deposited to Trust Account for extension contribution	(720,000)	—
Net cash provided by investing activities	151,731,819	—

Cash Flows from Financing Activities:
Proceeds from Note Agreements payable	2,870,000	—
Payment to redeeming stockholders	(152,451,819)	—
Payment of issuance costs	(32,000)	—
Payment of promissory note - related party	—	(228,758)
Payment of other payable - related party	—	(364,880)
Net cash used in financing activities	(149,613,819)	(593,638)

Net change in cash	1,684,376	(1,649,168)

Cash - beginning of period	395,235	3,096,956
Cash - end of period	$2,079,611	$1,447,788

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of common stock subject to redemption to redemption amount	$21,347	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company has neither engaged in any operations nor generated any revenues to date. The Company’s only activities for the three months ended March 31, 2022 and for the three months ended March 31, 2021 were organizational activities, those necessary to prepare for the Company’s initial public offering (the “Initial Public Offering”), described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company does not expect to generate any operating revenues until after the completion of our Business Combination. The Company generates non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. The Company incurs expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. The Company’s sponsor is Viveon Health, LLC, a Delaware limited liability company (the “Sponsor”).

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

Upon closing of the Initial Public Offering and the sale of the Over-Allotment Units, $203,262,500 (approximately $10.10 per Unit) from net offering proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its tax obligations, the proceeds from the Initial Public Offering will not be released from the Trust Account until the earliest to occur of (1) the completion of the initial Business Combination within 15 months, unless extended to a total of 24 months, pursuant to the terms of an amendment to the Company’s amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), and (2) the Company’s redemption of 100% of the outstanding Public Shares if the Company has not completed a Business Combination in the required time period.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its initial Business Combination and the Company does not conduct redemptions in connection with its initial Business Combination pursuant to the tender offer rules,(the Amended and Restated Certificate of Incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 20% of the shares sold in the Initial Public Offering, without the Company’s prior consent. The Company’s Sponsor, officers and directors (the “initial stockholders”) have agreed not to propose any amendment to the Amended and Restated Certificate of Incorporation (a) that would modify the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with an initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete its initial Business Combination within 15 months from the closing of the Initial Public Offering or (b) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provide its public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On March 18, 2022, the Company held a stockholder meeting to extend the date by which the Company has to consummate a business combination from March 28, 2022 (the “Original Termination Date”) to June 28, 2022 (the “Extended Date”). As part of the meeting, stockholders redeemed 15,092,126 resulting in redemption payments out of the Trust Account totaling approximately $152,451,819. In addition, stockholders approved a proposal to allow the Company, without another stockholder vote, to elect to extend the date to consummate a Business Combination on a monthly basis for up to six times by an additional one month each time after the Extended Date, upon five days’ advance notice prior to the applicable deadline, for a total of up to nine months after the Original Termination Date, unless the closing of the proposed Business Combination with Suneva Medical, Inc. (as described below”) or any potential alternative initial Business Combination shall have occurred.

If the Company is unable to complete its initial Business Combination by the Extended Date (or up to six months from the Extended Date should the Company elect to extend the period of time to consummate a Business Combination) (the “Combination Period”), the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding Public Shares (including any Units or Public Shares that its initial stockholders or their affiliates purchased in the Initial Public Offering or later acquired in the open market or in private transactions), which will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of the Company’s remaining holders of common stock and its board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject (in the case of (ii) and (iii) above) to its obligations to provide for claims of creditors and the requirements of applicable law.

The Company’s initial stockholders agreed to waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares (as defined in Note 5) held by them if the Company fails to complete its initial Business Combination within the Combination Period. However, if the initial stockholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete its initial Business Combination within the Combination Period.

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

Merger Consideration

Initial Consideration

The total consideration to be paid at Closing (the “Initial Consideration”) by the Company to Suneva security holders will be an amount equal to $250 Million (plus the aggregate exercise price for all Suneva options and warrants). The Initial Consideration will be payable in shares of common stock, par value $0.0001 per share, of the Company (“Viveon Common Stock”) valued at $10 per share.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Earnout Payments

In addition to the Initial Consideration, the Suneva security holders will also have the contingent right to earn up to 12,000,000 shares of Viveon Common Stock in the aggregate (“Earnout Consideration”) as follows:

●	The Suneva security holders will earn 4,000,000 shares of the Earnout Consideration, in the aggregate, if at any time during the period beginning on the date of the Closing (the “Closing Date”) and ending on the second anniversary of the Closing Date (the “First Earnout Period”), the VWAP (as defined in the Merger Agreement) of Viveon Common Stock over any twenty (20) Trading Days (as defined in the Merger Agreement) within any thirty (30) Trading Day period is greater than or equal to $12.50 per share of Viveon Common Stock (the “First Milestone”).

●	The Suneva security holders will earn an additional 4,000,000 shares of the Earnout Consideration, in the aggregate, if at any time during the period beginning on the Closing Date and ending on the third anniversary of the Closing Date (the “Second Earnout Period”), the VWAP of Viveon Common Stock over any twenty (20) Trading Days within any thirty (30) Trading Day period is greater than or equal to $15.00 per share of Viveon Common Stock (the “Second Milestone”).

●	The Suneva security holders will earn an additional 4,000,000 shares of the Earnout Consideration, in the aggregate, if at any time during the period beginning on the Closing Date and ending on the fifth anniversary of the Closing Date (the “Third Earnout Period” and together with the First Earnout Period and the Second Earnout Period, each, an “Earnout Period” and collectively, the “Earnout Periods”), the VWAP of the Viveon Common Stock over any twenty (20) Trading Days within any thirty (30) consecutive Trading Day period is greater than or equal to $17.50 per share of Viveon Common Stock (the “Third Milestone” and together with the First Milestone and the Second Milestone, the “Earnout Milestones”).

●	Upon the first Change in Control to occur during the applicable Earnout Period, if the corresponding price per share of Viveon Common Stock in connection with such Change in Control is equal to or greater than the Earnout Milestone or Milestones in respect of such Earnout Period, the Suneva security holders will earn the shares of the Earnout Consideration issuable in respect to such Earnout Milestone or Milestones as described above as of immediately prior to the Change of Control.

The aggregate shares of the Earnout Consideration (1) will be issued to the Suneva security holders at Closing in accordance with their respective pro rata shares of the Earnout Consideration (determined based on the fully diluted Suneva capital stock, including stock options, warrants and convertible notes), except that shares of the Earnout Consideration issued in respect of Suneva stock options will be retained by the Company and not issued to the holders of Suneva stock options, and (2) will be placed in escrow at Closing.

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

In the case of the holders of Suneva stock options, the shares of the Earnout Consideration will not be released from escrow until the later of the occurrence of the applicable Earnout Milestone within the applicable Earnout Period and the date on which the assumed stock options of such holder vest, but only if such holder continues to provide services to the Company or one of its subsidiaries at such time. Shares of the Earnout Consideration that are not earned by a holder of Suneva Stock options on or before the fifth anniversary of the Closing Date will be forfeited without any consideration. Shares forfeited by a holder of Suneva stock options will be reallocated to the other Suneva security holders who remain entitled to receive shares of Earnout Consideration in accordance with their respective pro rata shares.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Certain Related Agreements

The Merger Agreement contemplates the execution of various additional agreements and instruments, on or before the Closing, including, among others, the following:

Parent Stockholder Support Agreements

In connection with the execution of the Merger Agreement, the Company, Suneva and the Sponsor and the officers and directors of the Company entered into support agreements (the “Parent Stockholder Support Agreements”) pursuant to which the Sponsor and the officers and directors of the Company have agreed to vote all shares of the Company’s common stock beneficially owned by them, including any additional shares of the Company they acquire ownership of or the power to vote: (i) in favor of the Merger and related transactions, (ii) against any action reasonably be expected to impede, delay, or materially and adversely affect the Merger and related transactions, and (iii) in favor of an extension of the period of time the Company is afforded to consummate an initial Business Combination.

Company Stockholder Support Agreements

In connection with the execution of the Merger Agreement, the Company, Suneva and certain stockholders of Suneva entered into support agreements (the “Company Stockholder Support Agreements”), pursuant to which such Suneva stockholders have agreed to vote all common and preferred stock of Suneva beneficially owned by them, including any additional shares of Suneva they acquire ownership of or the power to vote, in favor of the Merger and related transactions and against any action reasonably be expected to impede, delay, or materially and adversely affect the Merger and related transactions.

Lock-Up Agreements

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

Amended and Restated Registration Rights Agreement

At the closing, the Company will enter into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”) with certain existing stockholders of the Company and Suneva with respect to their shares of the Company acquired before or pursuant to the Merger, and including the shares issuable on conversion of the warrants issued to the Sponsor in connection with the Company’s Initial Public Offering and any shares issuable on conversion of preferred stock or loans. The agreement amends and restates the Registration Rights Agreement the Company entered into on December 22, 2020 in connection with its Initial Public Offering. Subject to the Lock-Up Agreements described above, the holders of a majority of the shares held by the Company’s existing stockholders, and the holders of a majority of the shares held by the Suneva stockholders will each be entitled to make one demand that the Company register such securities for resale under the Securities Act (as defined below), or two demands each if the Company is eligible to use Form S-3 or a similar short-form registration statement. In addition, the holders will have certain “piggy-back” registration rights that require the Company to include such securities in registration statements that the Company otherwise files. The Registration Rights Agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Going Concern

As of March 31, 2022, the Company had $2,079,611 of cash and cash equivalents held outside the Trust Account available for working capital needs. All remaining cash held in the Trust Account is generally unavailable for the Company’s use, prior to an initial Business Combination, and is restricted for use either in a Business Combination or to redeem common stock. As of March 31, 2022 and December 31, 2021, none of the amount in the Trust Account was available to be withdrawn as described above.

The Company has incurred and expects to continue to incur significant costs in pursuit of its acquisition plans. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of time within one year after the date that the condensed consolidated financial statements are issued. Management plans to address this uncertainty through the Merger as discussed above. There is no assurance that the Company’s plans to consummate the Merger will be successful or successful within the Combination Period. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Risks & Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a prospective partner company, the specific impact is not readily determinable as of the date of these condensed consolidated financial statements. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our ordinary shares to be adversely affected.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary, Merger Sub, after elimination of all intercompany transactions and balances as of March 31, 2022 and December 31, 2021.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. The initial valuation of the Public Warrants (as defined in Note 3), Rights (as defined in Note 3) common stock subject to redemption and the periodic valuation of the Private Warrants and Subscription Warrants (as defined in Note 6) required management to exercise significant judgement in its estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The cash equivalents in the amount of $2,000,466 and $350,455, were held in money market funds as of March 31, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

As of March 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in mutual funds which invest in U.S. Treasury securities. The mutual fund assets in the amount of $51,564,084 and $203,282,989 were held in the Trust Account as of March 31, 2022 and December 31, 2021, respectively.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480 and ASC Topic 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common shares and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and recorded as a warrant liability. In accordance with guidance contained in ASC 815, the Public Warrants (as defined in Note 3) qualify for equity treatment. The Private Warrants and Subscription Warrants do not qualify as equity and are recorded as liabilities at fair value. Changes in the estimated fair value of the Private Warrants and Subscription Warrants are recognized as non-cash gains or losses on the condensed consolidated statements of operations.

Common Stock Subject to Possible Redemption

All of the 5,032,874 Public Shares sold as part of the Units in the Initial Public Offering and subsequent full exercise of the underwriters’ over-allotment option that have not been redeemed by stockholders, contain a redemption feature which allows for the redemption of such redeemable common stock in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares been classified outside of permanent equity.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2022 and December 31, 2021, the redeemable common stock reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$201,250,000
Less:
Fair value of Public Warrants at issuance	(10,384,500)
Fair value of Rights at issuance	(9,136,750)
Issuance costs allocated to common stock subject to possible redemption	(10,660,961)
Plus:
Accretion of carrying value to redemption value	32,194,711
Common stock subject to possible redemption as of December 31, 2021	203,262,500
Redemption of common stock by stockholders	(152,451,819)
Remeasurement of carrying value to redemption value	21,347
Common stock subject to possible redemption as of March 31, 2022	$50,832,028

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

Share-Based Payment Arrangements

The Company accounts for stock awards in accordance with ASC Topic 718, Compensation - Stock Compensation (“ASC 718”), which requires that all equity awards be accounted for at their fair value. Fair value is measured on the grant date and is equal to the underlying value of the stock.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the condensed consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended March 31, 2022 and for the three months ended March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net (Loss) Income Per Common Share

Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. The calculation of diluted (loss) income per common share does not consider the effect of the Public Warrants, Private Warrants, and Subscription Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 20,497,500 shares of common stock in the aggregate.

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Redeemable Common Stock	Nonredeemable Common Stock	Redeemable Common Stock	Nonredeemable Common Stock
Basic and diluted net (loss) income per share:
Numerator:
Net (loss) income	$(1,244,751)	$(279,193)	$2,972,871	$594,574
Denominator:
Weighted Average Common Stock	17,945,027	4,025,000	20,125,000	4,025,000
Basic and diluted net (loss) income per common share	$(0.07)	$(0.07)	$0.15	$0.15

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The carrying amounts reflected in the condensed consolidated balance sheets for current assets and current liabilities approximate fair value due to their short-term nature.

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

See Note 10 for additional information on assets and liabilities measured at fair value.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. The Company’s derivative instruments are recorded at fair value and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. Derivative assets and liabilities are classified on the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Private Warrants and Subscription Warrants (as defined in Note 6) are derivative instruments. As the Private Warrants and Subscription Warrants meet the definition of a derivative the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820 with changes in fair value recognized in the condensed consolidated statements of operations in the period of change. In accordance with ASC Topic 825, Financial Instruments, the Company has concluded that a portion of the transaction costs which directly related to the Initial Public Offering and the Private Placement, should be allocated to the Private Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the condensed consolidated statements of operations.

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying condensed consolidated financial statements.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3. INITIAL PUBLIC OFFERING

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 18,000,000 Private warrants at a price of $0.50 per warrant ($9,000,000 in the aggregate), each exercisable to purchase one-half of a share common stock at a price of $11.50 per whole share, in a Private Placement that closed simultaneously with the closing of this offering. A portion of the purchase price of the Private Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account

NOTE 5. RELATED PARTY TRANSACTIONS

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Promissory Note - Related Party

The Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. On January 13, 2021, the Company paid the $228,758 balance on the note from the proceeds of the Initial Public Offering. As of March 31, 2022 and December 31, 2021, there was no balance outstanding under the Note.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would be repaid upon consummation of the Company’s initial Business Combination, without interest. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Fee

Commencing on the date of the Company’s final prospectus, the Company has agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $60,000 of administrative service fees for each the three months ended March 31, 2022 and for the three months ended March 31, 2021. The Company accrued $10,000 and $10,000 of administrative service fees as of March 31, 2022 and December 31, 2021, respectively. The unpaid amounts are accrued in Due to related party.

Due to Related Party

The Company’s directors and officers are reimbursed for any reasonable out-of-pocket expenses incurred by them in connection with certain activities on behalf of the Company, such as identifying and investigating possible target businesses and Business Combinations. For the three months ended March 31, 2022, $2,905 of such expenses were incurred, and $1,131 was recorded in Due to related party as of March 31, 2022. For the three months ended March 31, 2021, $1,914 of such expenses were incurred. As of December 31, 2021, $44 of such expenses were recorded in Due to related party.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6. DEBT

On March 21, 2022 and March 23, 2022, in connection with the extension of the date by which the Company has to consummate a Business Combination (see Note 7), the Company entered into a series of unsecured senior promissory note agreements (“Note Agreements”) with several lenders affiliated with the Company’s Sponsor, Viveon Health LLC and Rom Papadopoulos, the Chief Financial Officer of the Company, for up to an aggregate amount totaling $4.0 million (the “Notes”). The Notes do not bear interest and mature upon the earlier of (i) the closing of the Company’s initial business combination, and (ii) December 31, 2022 (the “Maturity Date”). A commitment fee in the amount equal to 10% of all amounts funded under Notes (up to a maximum of $400,000), is due to the subscribers, on a pro rata basis, by the Company promptly following the initial funding. As of March 31, 2022, the Company has received $2.9 million of funding for the Notes. A commitment fee of $287,000 is due to the subscribers as of March 31, 2022.

Pursuant to the terms of the Note Agreements, the subscribers shall receive warrants to purchase one share of Company common stock for every $2.00 of the funded principal amount of the Notes up to 2,000,000 shares of the Company common stock, in the aggregate, at an exercise price of $11.50 per share, subject to adjustment (the “Subscription Warrants”). See Note 9 for additional terms of the Subscription Warrants.

In accordance with ASC 470-20-25-2, the proceeds from the issuance of the Notes were allocated to the Notes and Subscription Warrants using the with-and-without method. Under this method, the Company first allocated the proceeds from the issuance of the Notes to the Subscription Warrants based on their initial fair value measurement of $5,370,185 for the Subscription Warrants issued on March 21, 2022, and $337,991 for the Subscription Warrants issued on March 23, 2022. The measurement of the Subscription Warrants fair value was determined utilizing a Monte Carlo simulation model considering all relevant assumptions current at the dates of issuance (i.e., share price of $10.08, exercise price of $11.50, term of 4.44 years, volatility of 2.4%, risk-free rate of 2.33%, and expected dividend rate of 0% as of March 21, 2022, and share price of $10.08, exercise price of $11.50, term of 4.44 years, volatility of 2.5%, risk-free rate of 2.33%, and expected dividend rate of 0% as of March 23, 2022). The initial fair value of the Subscription Warrants exceeded the proceeds received from the issuance of the Notes. As such, the proceeds allocated to the Notes were nil. The Company recognized a loss on issuance of the Subscription Warrants of $2,838,176.

The Company complies with ASC Topic 835, Interest. In accordance with ASC 835-30, discounts to the principal amounts are included in the carrying value of the Notes and amortized to “Interest expense” over the remaining term of the underlying debt. During the three months ended March 31, 2022, the Company recorded a $2,770,457 debt discount upon issuance of the Notes. The discount is amortized to interest expense over the term of the debt. For the three months ended March 31, 2022, the amortization of the discount resulted in interest expense of $99,543.

The following table presents the Notes as of March 31, 2022:

Note	$2,870,000
Debt discount	(2,770,457)
Carrying value of notes	$99,543

NOTE 7. COMMITMENTS

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Vendor Agreements

On May 18, 2021, the Company entered into an agreement with a transactional and strategic advisory firm (the “Strategic Advisor”) for advisory services as needed by the Company in connection with a Business Combination. Pursuant to this agreement, the Company incurred approximately $875,000 in fees. As of March 31, 2022 and December 31, 2021, $500,000 of such fees remain unpaid and are included in accrued costs and expenses on the condensed consolidated balance sheets. On November 1, 2021, the Company and the Strategic Advisor entered into an amendment to the agreement. Pursuant to this amendment, the Company will pay the Strategic Advisor a fee of $2,625,000, inclusive of the $500,000 accrued as of March 31, 2022 and December 31, 2021. The remaining $2,125,000 is contingent upon the consummation of the Business Combination.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Extension

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

On March 18, 2022, stockholders elected to redeem 15,092,126 shares of the Company’s common stock, resulting in redemption payments out of the Trust Account totaling approximately $152,451,819. Subsequent to the redemptions, 5,032,874 shares of common stock remained in the Trust Account.

On March 21, 2022, the Company entered into the Note Agreements (see Note 6). The Note Agreements included Subscription Warrants (see Note 9). The entry into the Note Agreements and the terms of the Notes and Subscription Warrants was approved by the Audit Committee of the Board of Directors of the Company at a meeting held on March 21, 2022.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there was no preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 60,000,000 shares of common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of common stock. As of March 31, 2022 and December 31, 2021, there were 5,031,250 shares of common stock issued and outstanding, excluding 5,032,874 and 20,125,000 shares of common stock subject to possible redemption, respectively.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Subscription Warrants

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

As of March 31, 2022 and December 31, 2021, there were 20,125,000 Public Warrants and 18,000,000 Private Warrants outstanding. As of March 31, 2022, there were 1,435,000 Subscription Warrants outstanding. The Company accounts for the Public Warrants, Private Warrants, and Subscription Warrants in accordance with the guidance contained in ASC 815-40. The Public Warrants qualify for equity treatment under ASC 815-40. Such guidance provides that because the Private Warrants and Subscription Warrants do not meet the criteria for equity treatment thereunder, the Private Warrants and Subscription Warrants must be recorded as a liability.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Assets
Money Market Account	$2,000,466	$2,000,466	$—	$—
Mutual Funds held in Trust Account	$51,564,084	$51,564,084	$—	$—
Liabilities
Private Warrant Liability	$1,415,020	$—	$—	$1,415,020
Subscription Warrant Liability	$5,687,820	$—	$—	$5,687,820

December 31, 2021
Assets
Money Market Account	$350,455	$350,455	$—	$—
Mutual Funds held in Trust Account	$203,282,989	$203,282,989	$—	$—
Liabilities
Private Warrant Liability	$4,188,221	$—	$—	$4,188,221

The Private Warrants and Subscription Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed consolidated balance sheets. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed consolidated statements of operations.

The Company established the initial fair value of the Private Warrants on December 28, 2020, the date of the Company’s Initial Public Offering, and revalued on March 31, 2022 and on December 31, 2021, using a Monte Carlo simulation model. The Warrants were classified as Level 3 at the initial measurement date, on March 31, 2022 and on December 31, 2021 due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation as of March 31, 2022 and December 31, 2021 were as follows:

Inputs	As of March 31, 2022	As of December 31, 2021
Risk-free interest rate	2.42%	1.30%
Expected term remaining (years)	5.33	5.50
Expected volatility	2.0%	7.6%
Stock price	$10.100	$10.020

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company established the initial fair value of the Subscription Warrants on March 21, 2022 and March 23, 2022, the dates of issuance, and revalued on March 31, 2022, using a Monte Carlo simulation model. The Warrants were classified as Level 3 at the initial measurement dates, and on March 31, 2022 due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation as of March 31, 2022 and the issuance dates were as follows:

Inputs	As of March 31, 2022	As of March 23, 2022 (Initial Measurement)	As of March 21, 2022 (Initial Measurement)
Risk-free interest rate	2.43%	2.33%	2.33%
Expected term remaining (years)	4.42	4.44	4.44
Expected volatility	2.0%	2.5%	2.4%
Stock price	$10.100	$10.080	$10.080

The following table presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of August 7, 2020	$—
Fair value Private Placement Warrants at issuance on December 28, 2020	9,631,197
Change in fair value	1,132,164
Fair Value as of December 31, 2020	10,763,361
Change in fair value	(6,575,140)
Fair value as of December 31, 2021	4,188,221
Fair value of Subscription warrants at issuance on March 21, 2022	5,370,185
Fair value of Subscription warrants at issuance on March 23, 2022	337,991
Change in fair value	(2,793,557)
Fair value as of March 31, 2022	$7,102,840

The Company recognized gains in connection with changes in the fair value of the warrants of $2,793,557 and 3,897,673 for the three months ended March 31, 2022 and for the three months ended March 31, 2021 within change in fair value of warrant liabilities in the condensed consolidated statements of operations, respectively.

NOTE 11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On April 4, 2022, April 27, 2022, and May 9, 2022, the Company received additional proceeds of $200,000, $250,000, and $100,000, respectively, on the Notes.

On May 10, 2022, Suneva entered into a subordinated convertible promissory note (the “Subordinated Convertible Promissory Note”) with Intuitus Suneva Debt LLC (“Intuitus”), pursuant to which Suneva may borrow up to an aggregate of $1,500,000 to be used to fund working capital. The Subordinated Convertible Promissory Note bears interest at a rate of 10.0% per annum and is payable upon the earlier of: (i) December 31, 2022 or (ii) the voluntary or involuntary liquidation, dissolution or winding up of Suneva. In addition, Intuitus may elect by written notice to Suneva to convert all (but not less than all) of the then-outstanding principal and interest on the Note into shares of Suneva Series AA Stock as is determined by dividing the total principal and accrued but unpaid interest balance on the Note by the $0.80. The Company’s Chief Financial Officer, Rom Papadopoulos, as managing member of Intuitus, has contributed $200,000 of the $1,500,000 available under the Subordinated Convertible Promissory Note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Viveon Health Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Viveon Health, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

The issuance of additional shares in connection with an initial business combination:

●	may significantly dilute the equity interest of our investors in this offering who would not have pre-emption rights in respect of any such issuance;

●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

●	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our securities.

●	Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after our Initial Business Combination are insufficient to pay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Recent Developments

On January 12, 2022, we entered into a merger agreement (the “Merger Agreement”) with VHAC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Suneva Medical, Inc., a Delaware corporation (“Suneva”). Pursuant to the terms of the Merger Agreement, a business combination between the Company and Suneva will be effected through the merger of Merger Sub with and into Suneva, with Suneva surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). The board of directors of the Company has (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by the stockholders of the Company.

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

For further information regarding the Merger Agreement and our proposed initial business combination with Suneva, please refer to Note 1 of this Quarterly Report and the Form 8-K announcing the proposed business combination, which was filed with the SEC on January 12, 2022.

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

On March 21, 2022 and March 23, 2022, we entered into a series of unsecured senior promissory note agreements (“Note Agreements”) with several lenders affiliated with the our Sponsor, Viveon Health LLC and Rom Papadopoulos, the Chief Financial Officer of the Company, for up to an aggregate amount totaling $4.0 million (the “Notes”). The Notes do not bear interest and mature upon the earlier of (i) the closing of the our initial business combination, and (ii) December 31, 2022 (the “Maturity Date”). As of March 31, 2022, we had received $2.9 million of funding for the Notes.

In accordance with ASC 470-20-25-2, the proceeds received upon issuing the Notes with a common stock warrant were allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The measurement of the common stock warrant fair value was determined utilizing a Monte Carlo simulation model considering all relevant assumptions current at the date of issuance (i.e., share price of $10.08, exercise price of $11.50, term of 4.44 years, volatility of 2.4%, risk-free rate of 2.33%, and expected dividend rate of 0% as of March 21, 2022, and share price of $10.08, exercise price of $11.50, term of 4.44 years, volatility of 2.5%, risk-free rate of 2.33%, and expected dividend rate of 0% as of March 23, 2022). The portion of the proceeds so allocated to the warrants shall be accounted for as paid-in capital. The remainder of the proceeds shall be allocated to the debt instrument portion of the transaction.

Discounts to the principal amounts are included in the carrying value of the Notes and amortized to “Interest expense” over the remaining term of the underlying debt. During the three months ended March 31, 2022, we recorded a $2,770,457 debt discount upon issuance of the Notes. The discount is amortized to interest expense over the term of the debt. For the three months ended March 31, 2022, the amortization of the discount resulted in interest expense of $99,543.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the three months ended March 31, 2022 and for the three months ended March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, and, after our initial public offering, identifying target companies for a business combination, conducting due diligence on such target companies and negotiating the Business Combination Agreement with Suneva, which will give effect to our initial business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net loss of $1,523,944, which consisted of a loss on the issuance of subscription warrants of $2,838,176, professional fees of $742,040, formation and operating costs of $283,686, expensed issuance costs of $319,000, franchise tax expense of $47,981 and amortization of the debt discount of $99,543, partially offset by a change in fair value of warrant liability of $2,793,557, interest income on investments held in Trust Account of $12,914 and interest income on the operating bank account of $11.

For the three months ended March 31, 2021, we had net income of $3,567,445, which consisted of a change in fair value of warrant liability of $3,897,673, interest income on investments held in Trust Account of $5,012, and interest income on the operating bank account of $81, partially offset by formation and operating costs of $335,321.

Liquidity and Capital Resources

For the three months ended March 31, 2022, net cash used in operating activities was $433,624, which was due to the change in fair value of the warrant liability of $2,793,557, our net loss of $1,523,944, and interest earned on investments held in Trust Account of $12,914, offset in part by loss on the issuance of the subscription warrants of $2,838,176, changes in working capital of $640,072, expensed issuance costs of $319,000 and amortization of the debt discount of $99,543.

For the three months ended March 31, 2021 net cash used in operating activities was $1,055,530, which was due to the change in fair value of warrant liability of $3,897,673, changes in working capital of $720,290, and interest earned on investments held in Trust Account of $5,012, offset in part by net income of $3,567,445.

For the three months ended March 31, 2022 net cash provided by investing activities was $151,731,819 which resulted in full from cash withdrawn from Trust Account to pay redeeming stockholders, offset in part by cash deposited for the extension contribution of $720,000.

For the three months ended March 31, 2022, net cash used in financing activities was $149,613,819, which was due to the redemption of common stock of $152,451,819 and the payment of issuance costs of $32,000, offset in part by proceeds from note agreements payable of $2,870,000.

For the three months ended March 31, 2021 net cash used in financing activities was $593,638, which was due to the payment of the other payable - related party of $364,880 and the payment of the promissory note - related party of $228,758.

As of March 31, 2022, we had cash and marketable securities in the trust account of $51,564,084. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions) to complete our initial business combination with Suneva. We may withdraw interest to pay taxes. During the three months ended March 31, 2022, we did not withdraw any of the interest income from the Trust Account to pay for franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2022, we had cash and cash equivalents of $2,079,611 outside of the Trust Account and a working capital deficit of $1,116,573.

We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. These conditions raise substantial doubt about our ability to continue as a going concern for a period of time within one year after the date that the condensed consolidated financial statements are issued. We plan to address this uncertainty through the Merger as discussed above. There is no assurance that our plans to consummate the Merger will be successful or successful within the combination period. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2022 and December 31, 2021.

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

Critical Accounting Policies

The preparation of condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

All of the 5,032,874 public shares sold as part of the units in our initial public offering and subsequent full exercise of the underwriters’ over-allotment option that have not been redeemed by stockholders, contain a redemption feature which allows for the redemption of such redeemable common stock in connection with our liquidation, if there is a stockholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all redeemable common stock have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net (Loss) Income per Common Share

Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. The calculation of diluted (loss) income per common share does not consider the effect of the warrants issued in connection with the (i) initial public offering, (ii) exercise of over-allotment, (iii) Private Placement, and (iv) extension financing since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 20,497,500 shares of common stock in the aggregate.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. The Company’s derivative instruments are recorded at fair value and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. Derivative assets and liabilities are classified on the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined that the private warrants and subscription warrants are derivative instruments. As the private warrants and subscription warrants meet the definition of a derivative the private warrants and subscription warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change. In accordance with ASC Topic 825, Financial Instruments, the Company has concluded that a portion of the transaction costs which directly related to the initial public offering and the private placement, should be allocated to the private warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable as we are a smaller reporting company.

Item 4. Controls and Procedures.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. During the fiscal year ended December 31, 2021, the Company restated its audited financial statement as December 31, 2020 and unaudited condensed financial statements as of and for the periods ended March 31, 2021 and June 30, 2021 to reclassify the Company’s redeemable common stock. In connection with the restatements, the Company identified a material weakness in its internal controls related to accounting for complex financial instruments. Subsequent to the aforementioned restatements, the Company determined that it had inappropriately accounted for the allocation of proceeds received in its initial public offering and did not appropriately recognize stock-based compensation related to the transfer of shares of common stock to members of the Company’s board of directors. This resulted in the restatement of the Company’s audited financial statement as of December 31, 2020 and unaudited condensed financial statements as of and for the periods ended June 30, 2021 and September 30, 2021. The control deficiencies related to the allocation of proceeds and stock-based compensation represent a continuation of the previously identified material weakness related to accounting for complex financial instruments.

In addition, management concluded that a deficiency in internal control over financial reporting existed relating to the process of recording accounts payable and accrued expenses and that the failure to properly account for such accrued expenses constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company’s unaudited condensed financial statements as of and for the periods ended March 31, 2021, June 30, 2021, and September 30, 2021. As such, our Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2022.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management concluded that a deficiency in internal control over financial reporting existed relating to the accounting for complex financial instruments and that the failure to properly account for such instruments constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company’s audited financial statements as of December 31, 2020 and unaudited condensed financial statements as of and for the periods ended March 31, 2021, June 30, 2021, and September 30, 2021. In addition, management concluded that a deficiency in internal control over financial reporting existed relating to the process of recording accounts payable and accrued expenses and that the failure to properly account for such accrued expenses constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company’s unaudited condensed financial statements as of and for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements as described above, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. In addition, we plan to enhance our processes to identify and record potential accruals. Our plans at this time include increased communication with third-party service providers and additional procedures to identify and review subsequent invoices and disbursements. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022.

We are subject to rules and regulations by various governing bodies, including, for example, the Securities and Exchange Commission, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law.

Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; effectively eliminating the safe harbor relating to the use of projections in SEC filings in connection with proposed business combination transactions; increasing the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Viveon Health Acquisition Corp.

Date: June 10, 2022	By:	/s/ Jagi Gill
Jagi Gill
Chief Executive Officer
(Principal Executive Officer)

Viveon Health Acquisition Corp.

Date: June 10, 2022	By:	/s/ Rom Papadopoulos
Rom Papadopoulos
Chief Financial Officer
(Principal Financial and Accounting Officer)