Form 10-Q
period 2022-06-30
Viveon Health Acquisition Corp.
filed 2022-08-19
CIK 1823857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 19, 2022, there were 10,064,124 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

VIVEON HEALTH ACQUISITION CORP.

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

VIVEON HEALTH ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$1,462,266	$395,235
Prepaid expenses	43,003	3,863
Due from related party	15,000	15,000
Total current assets	1,520,269	414,098
Investment held in Trust Account	51,869,623	203,282,989
Total Assets	$53,389,892	$203,697,087

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$160,568	$47,720
Accrued costs and expenses	2,467,120	1,927,662
Franchise tax payable	277,691	197,200
Promissory notes, net of discount	359,289	—
Due to related party	16,113	15,850
Total current liabilities	3,280,781	2,188,432
Deferred underwriting fee	7,043,750	7,043,750
Warrant liabilities	6,290,157	4,188,221
Total Liabilities	16,614,688	13,420,403

Commitments (see Note 8)
Common Stock subject to possible redemption, 5,032,874 and 20,125,000 shares at redemption value as of June 30, 2022 and December 31, 2021, respectively	51,770,681	203,262,500

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock not subject to possible redemption, $0.0001 par value; 60,000,000 shares authorized; 5,031,250 issued and outstanding (excluding 5,032,874 and 20,125,000 shares subject to redemption as of June 30, 2022 and December 31, 2021, respectively)	503	503
Additional paid-in capital	—	157,140
Accumulated deficit	(14,995,980)	(13,143,459)
Total Stockholders’ Deficit	(14,995,477)	(12,985,816)
Total Liabilities and Stockholders’ Deficit	$53,389,892	$203,697,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVEON HEALTH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating costs	$170,733	$248,030	$454,419	$493,245
Professional fees	436,108	1,672,823	1,178,148	1,740,595
Franchise tax	32,510	25,000	80,491	47,334
Stock compensation expense	—	157,140	—	157,140
Loss from operations	(639,351)	(2,102,993)	(1,713,058)	(2,438,314)

Other income (expenses):
Expensed issuance costs on issuance of subscription warrants	(55,000)	—	(374,000)	—
Interest and dividends earned on investments held in Trust Account	65,539	5,069	78,453	10,081
Interest earned on bank account	158	30	169	111
Interest expense - amortization of debt discount	(259,746)	—	(359,289)	—
Gain on change in fair value of warrant liabilities	1,733,690	233,873	4,527,247	4,131,546
Loss on issuance of subscription warrants	(371,007)	—	(3,209,183)	—
Total other income	1,113,634	238,972	663,397	4,141,738

Net income (loss)	$474,283	$(1,864,021)	$(1,049,661)	$1,703,424

Weighted average shares outstanding, basic and diluted	9,057,874	24,150,000	15,478,281	24,150,000
Basic and diluted net (loss) income per common share	$0.05	$(0.08)	$(0.07)	$0.07

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVEON HEALTH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	For the Three and Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	5,031,250	$503	$157,140	$(13,143,459)	$(12,985,816)
Remeasurement of common stock subject possible to redemption to redemption amount (As Restated)(1)	—	—	(157,140)	(562,860)	(720,000)
Net loss	—	—	—	(1,523,944)	(1,523,944)
Balance as of March 31, 2022 (As Restated)(1)	5,031,250	503	—	(15,230,263)	(15,229,760)
Remeasurement of common stock subject to possible redemption to redemption amount	—	—	—	(240,000)	(240,000)
Net income	—	—	—	474,283	474,283
Balance as of June 30, 2022	5,031,250	$503	$—	$(14,995,980)	$(14,995,477)

	For the Three and Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	5,031,250	503	—	(15,607,539)	(15,607,036)
Additional offering costs related to the Initial Public Offering	—	—	—	(25,749)	(25,749)
Net income	—	—	—	3,567,445	3,567,445
Balance as of March 31, 2021	5,031,250	503	—	(12,065,843)	(12,065,340)
Stock compensation expense	—	—	157,140	—	157,140
Net loss	—	—	—	(1,864,021)	(1,864,021)
Balance as of June 30, 2021	5,031,250	$503	$157,140	$(13,929,864)	$(13,772,221)

(1)	As restated due to the review of accounting for complex financial instruments (see Note 2).

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVEON HEALTH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(1,049,661)	$1,703,424
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Expensed issuance costs on issuance of subscription warrants	374,000	—
Interest and dividends earned on investments held in Trust Account	(78,453)	(10,081)
Interest expense - amortization of debt discount	359,289	—
Gain on change in fair value of warrant liabilities	(4,527,247)	(4,131,546)
Loss on issuance of subscription warrants	3,209,183	—
Stock compensation expense	—	157,140
Changes in operating assets and liabilities:
Prepaid expenses	(39,140)	321,024
Accounts payable	112,848	—
Accrued costs and expenses	534,458	503,004
Franchise tax payable	80,491	—
Due to related party	263	10,339
Net cash used in operating activities	(1,023,969)	(1,446,696)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for payment to redeeming stockholders	152,451,819	—
Cash deposited to Trust Account for extension contribution	(960,000)	—
Net cash provided by investing activities	151,491,819	—

Cash Flows from Financing Activities:
Proceeds from Note Agreements payable	3,420,000	—
Payment to redeeming stockholders	(152,451,819)	—
Payment of issuance costs	(369,000)	—
Payment of promissory note - related party	—	(228,758)
Payment of other payable - related party	—	(364,880)
Net cash used in financing activities	(149,400,819)	(593,638)

Net change in cash	1,067,031	(2,040,334)

Cash - beginning of period	395,235	3,096,956
Cash - end of period	$1,462,266	$1,056,622

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of common stock subject to possible redemption to redemption amount	$960,000	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1. DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Viveon Health Acquisition Corp. (the “Company” or “Viveon”) is a newly organized blank check company incorporated as a Delaware company on August 7, 2020. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities (“Business Combination”).

The Company has neither engaged in any operations nor generated any revenues to date. The Company’s only activities for the three and six months ended June 30, 2022 and 2021 were organizational activities, those necessary to prepare for the Company’s initial public offering (the “Initial Public Offering”), described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company does not expect to generate any operating revenues until after the completion of our Business Combination. The Company generates non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. The Company incurs expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. The Company’s sponsor is Viveon Health, LLC, a Delaware limited liability company (the “Sponsor”).

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On March 18, 2022, the Company held a stockholder meeting to extend the date by which the Company has to consummate a business combination from March 28, 2022 (the “Original Termination Date”) to June 28, 2022 (the “Extended Date”). As part of the meeting, stockholders redeemed 15,092,126 resulting in redemption payments out of the Trust Account totaling approximately $152,451,819. In addition, stockholders approved a proposal to allow the Company, without another stockholder vote, to elect to extend the date to consummate a Business Combination on a monthly basis for up to six times by an additional one month each time after the Extended Date, upon five days’ advance notice prior to the applicable deadline, for a total of up to nine months after the Original Termination Date, unless the closing of the proposed Business Combination with Suneva Medical, Inc. as described below or any potential alternative initial Business Combination shall have occurred.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On July 13, 2022, the Company, Merger Sub, and Suneva entered into the Second Amendment to Merger Agreement (the “Second Amendment”) that amended and modified the Merger Agreement to extend the outside closing date to December 31, 2022 and to reduce the amount of parent closing cash required as a closing condition from $50 million to $30 million, net of company expenses and parent expenses and net of repayment of the $1.5 million Subordinated Convertible Promissory Note (as defined in Note 6) issued by Suneva to Intuitus Suneva Debt LLC (an entity affiliated with our Chief Financial Officer), dated May 10, 2022 (unless converted into Suneva capital stock at the consummation of the business combination, which conversion is mandatory except in the case of a default by Suneva). Further, the defined term parent expenses was amended to include the Company’s operating expenses, severance payments and deferred compensation.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Earnout Payments

In addition to the Initial Consideration, the Suneva security holders will also have the contingent right to earn up to 12,000,000 shares of Viveon Common Stock in the aggregate (“Earnout Consideration”) as follows:

●	The Suneva security holders will earn 4,000,000 shares of the Earnout Consideration, in the aggregate, if at any time during the period beginning on the date of the Closing (the “Closing Date”) and ending on the second anniversary of the Closing Date (the “First Earnout Period”), the VWAP (as defined in the Merger Agreement) of the Viveon Common Stock over any twenty (20) Trading Days (as defined in the Merger Agreement) during a thirty (30) Trading Day period is greater than or equal to $12.50 per share of Viveon Common Stock (the “First Milestone”).

●	The Suneva security holders will earn an additional 4,000,000 shares of the Earnout Consideration, in the aggregate, if at any time during the period beginning on the Closing Date and ending on the third anniversary of the Closing Date (the “Second Earnout Period”), the VWAP of the Viveon Common Stock over any twenty (20) Trading Days within any thirty (30) Trading Day period is greater than or equal to $15.00 per share of Viveon Common Stock (the “Second Milestone”).

●	The Suneva security holders will earn an additional 4,000,000 shares of the Earnout Consideration, in the aggregate, if at any time during the period beginning on the Closing Date and ending on the fifth anniversary of the Closing Date (the “Third Earnout Period” and together with the First Earnout Period and the Second Earnout Period, each, an “Earnout Period” and collectively, the “Earnout Periods”), the VWAP of the Viveon Common Stock over any twenty (20) Trading Days within any thirty (30) consecutive Trading Day period is greater than or equal to $17.50 per share of Viveon Common Stock (the “Third Milestone” and together with the First Milestone and the Second Milestone, the “Earnout Milestones”).

●	Upon the first Change in Control (as defined in the Merger Agreement) to occur during the applicable Earnout Period, if the corresponding price per share of Viveon Common Stock in connection with such Change in Control is equal to or greater than the Earnout Milestone or Milestones in respect of such Earnout Period, the Suneva security holders will earn the shares of the Earnout Consideration issuable in respect to such Earnout Milestone or Milestones as described above as of immediately prior to the Change of Control.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Certain Related Agreements

The Merger Agreement contemplates the execution of various additional agreements and instruments, on or before the Closing, including, among others, the following:

Parent Stockholder Support Agreements

In connection with the execution of the Merger Agreement, Viveon, Suneva and the Sponsor and the officers and directors of Viveon entered into support agreements (the “Parent Stockholder Support Agreements”) pursuant to which the Sponsor and the officers and directors of Viveon have agreed to vote all shares of Viveon common stock beneficially owned by them, including any additional shares of Viveon they acquire ownership of or the power to vote: (i) in favor of the Merger and related transactions, (ii) against any action reasonably be expected to impede, delay, or materially and adversely affect the Merger and related transactions, and (iii) in favor of an extension of the period of time Viveon is afforded to consummate an initial business combination.

Company Stockholder Support Agreements

In connection with the execution of the Merger Agreement, Viveon, Suneva and certain stockholders of Suneva entered into support agreements (the “Company Stockholder Support Agreements”), pursuant to which such Suneva stockholders have agreed to vote all common and preferred stock of Suneva beneficially owned by them, including any additional shares of Suneva they acquire ownership of or the power to vote, in favor of the Merger and related transactions and against any action reasonably be expected to impede, delay, or materially and adversely affect the Merger and related transactions.

Sponsor Earnout Agreement

In connection with the execution of the Merger Agreement on January 12, 2022 (the “Signing Date”), Viveon and the Sponsor entered into a Sponsor Earnout Agreement (the “Sponsor Earnout Agreement”) pursuant to which (i) 5,142,857 Private Warrants and 1,437,500 shares of Viveon Common Stock held by the Sponsor on the Signing Date, and (ii) 1,028,571 Viveon Warrants and 287,500 shares of Viveon Common Stock that will be issued to the Sponsor at Closing (the “Sponsor Earnout Amount”), will be placed into escrow at Closing and become subject to vesting restrictions tied to achievement of the Milestone Events and will be earned upon the occurrence of the applicable Milestone Event.

●	The Sponsor will earn 1/3 of the Sponsor Earnout Amount, in the aggregate, if at any time during the First Earnout Period the VWAP (as defined in the Merger Agreement) of the Viveon Common Stock satisfies the First Milestone.

●	The Sponsor will earn an additional 1/3 of the Sponsor Earnout Amount, in the aggregate, if at any time during the Second Earnout Period, the VWAP of the Viveon Common Stock satisfies the Second Milestone.

●	The Sponsor will earn an additional 1/3 of the Sponsor Earnout Amount, in the aggregate, if at any time during the Third Earnout Period, the VWAP of the Viveon Common Stock satisfies the Third Milestone.

●	Upon the first Change in Control (as defined in the Merger Agreement) to occur during the applicable Earnout Period, if the corresponding price per share of Viveon Common Stock in connection with such Change in Control is equal to or greater than the Earnout Milestone or Milestones in respect of such Earnout Period, the Sponsor will earn the shares of the Sponsor Earnout Amount issuable in respect to such Earnout Milestone or Milestones as described above as of immediately prior to the Change of Control.

The Sponsor Earnout Amount will not be released from escrow until the applicable portion of the Sponsor Earnout Amount is earned as a result of the occurrence of the applicable Earnout Milestone. The Suneva securityholders are eligible to receive additional consideration upon the occurrence of the same Earnout Milestones in the same manner as the Sponsor in three equal increments of 4,000,000 each or 12,000,000 in the aggregate. Any portion of the Sponsor Earnout Amount not earned on or before the expiration of the applicable Earnout Period will be automatically forfeited and cancelled.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Lock-Up Agreements

In connection with the Closing, certain key Suneva stockholders will each agree, subject to certain customary exceptions, not to (i) offer, sell contract to sell, pledge or otherwise dispose of, directly or indirectly, any Lock-Up Shares (as defined below), (ii) enter into a transaction that would have the same effect, (iii) enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares or otherwise or engage in any short sales or other arrangement with respect to the Lock-Up Shares or (iv) publicly announce any intention to effect any transaction specified in clause (i) or (iii) until the date that is six months after the Closing Date. The term “Lockup Shares” mean the Merger Consideration Shares and the Earnout Shares, if any, whether or not earned prior to the end of the Lock-up Period, and including any securities convertible into, or exchangeable for, or representing the rights to receive Common Stock, and the term “Lock-Up Period” means the period from the Closing Date until six (6) months after the Closing Date, but ending early as to 50% of the Lock-up Shares if the closing price of the Common Stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period following the Closing Date.

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

Going Concern

As of June 30, 2022, the Company had $1,462,266 of cash and cash equivalents held outside the Trust Account available for working capital needs. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs or complete a Business Combination by December 28, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with extending the Company’s Original Termination Date to the Extended Date, the Company deposited $720,000 into the Trust Account on March 23, 2022. The $720,000 deposited into the Trust Account is intended to be available for redeeming shareholders who redeem their Public Shares at the closing of a Business Combination. The Company did not remeasure the common stock subject to possible redemption to include the $720,000 in its financial statements as of and for the three months ended March 31, 2022 and recorded the common stock subject to redemption at its original redemption value of approximately $10.10. The Company is restating its unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022 to adjust the balance of the common stock subject to possible redemption within temporary equity.

The reclassification of amounts from permanent equity to temporary equity resulted in non-cash financial statement corrections and will have no impact on the Company’s current or previously reported cash position, operating expenses or total operating, investing or financing cash flows.

The following tables summarize the effect of the restatement on each financial statement line item as of the dates, and for the periods, indicated:

	As Previously Reported	Adjustments	As Restated
Condensed Consolidated Balance Sheet as of March 31, 2022
Common stock subject to possible redemption	$50,832,028	$698,653	$51,530,681
Additional paid-in capital	$157,140	$(157,140)	$—
Accumulated deficit	$(14,688,750)	$(541,513)	$(15,230,263)
Total Stockholders’ Deficit	$(14,531,107)	$(698,653)	$(15,229,760)
Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2022
Remeasurement of common stock subject to possible redemption to redemption amount	$21,347	$698,653	$720,000
Condensed Consolidated Statement of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2022
Additional paid-in capital - Remeasurement of common stock subject to possible redemption to redemption amount	$—	$(157,140)	$(157,140)
Accumulated deficit - Remeasurement of common stock subject to possible redemption to redemption amount	$(21,347)	$(541,513)	$(562,860)
Additional paid-in capital - March 31, 2022	$157,140	$(157,140)	$—
Accumulated deficit - March 31, 2022	$(14,688,750)	$(541,513)	$(15,230,263)
Total stockholders’ deficit - March 31, 2022	$(14,531,107)	$(698,653)	$(15,229,760)

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three and six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary, Merger Sub, after elimination of all intercompany transactions and balances as of June 30, 2022 and December 31, 2021.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Emerging Growth Company

The Company is an “emerging growth company”, as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. The Company has elected to implement the aforementioned exemptions.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. The initial valuation of the Public Warrants (as defined in Note 4), Rights (as defined in Note 4) common stock subject to redemption and the periodic valuation of the Private Warrants and Subscription Warrants (as defined in Note 10) required management to exercise significant judgement in its estimates.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including professional fees of $1,672,823 and $1,740,595 for the three and six months ended June 30, 2021, respectively and franchise tax expense of $25,000 and $47,334 for the three and six months ended June 30, 2021, respectively. These fees were reclassified out of operating costs on the statements of operations for the three and six months ended June 30, 2021. The reclassification had no effect on the previously reported total assets, total liabilities, shareholders’ equity, net income or cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The cash equivalents in the amount of $1,300,624 and $350,455, were held in money market funds as of June 30, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

As of June 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in mutual funds which invest in U.S. Treasury securities. The mutual fund assets in the amount of $51,869,623 and $203,282,989 were held in the Trust Account as of June 30, 2022 and December 31, 2021, respectively.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. There was no change in redemption value for the year ended December 31, 2021. In connection with extending the Company’s Original Termination Date to the Extended Date, the Company deposited $720,000 and $240,000 into the Trust Account on March 23, 2022 and June 23, 2022, respectively. The Company recorded increases in the redemption value of common stock subject to redemption of $240,000 and $960,000, respectively, during the three and six months ended June 30, 2022.

As of June 30, 2022 and December 31, 2021, the redeemable common stock reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$201,250,000
Less:
Fair value of Public Warrants at issuance	(10,384,500)
Fair value of Rights at issuance	(9,136,750)
Issuance costs allocated to common stock subject to possible redemption	(10,660,961)
Plus:
Remeasurement of carrying value to redemption value	32,194,711
Common stock subject to possible redemption as of December 31, 2021	203,262,500
Redemption of common stock by stockholders	(152,451,819)
Remeasurement of carrying value to redemption value	720,000
Common stock subject to possible redemption as of March 31, 2022	51,530,681
Remeasurement of carrying value to redemption value	240,000
Common stock subject to possible redemption as of June 30, 2022	$51,770,681

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three and six months ended June 30, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

See Note 12 for additional information on income taxes for the periods presented.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The calculation of diluted income (loss) per common share does not consider the effect of the Public Warrants, (as defined in Note 4), Private Warrants, Subscription Warrants, and Rights (as defined in Note 4) since the exercise of the warrants and Rights are contingent upon the occurrence of future events and the inclusion of such warrants and Rights would be anti-dilutive. The warrants and Rights are exercisable to purchase 21,778,750 shares of common stock in the aggregate.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
	Redeemable Common Stock	Non- redeemable Common Stock	Redeemable Common Stock	Non- redeemable Common Stock	Redeemable Common Stock	Non- redeemable Common Stock	Redeemable Common Stock	Non- redeemable Common Stock
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	$263,528	$210,755	$(1,553,351)	$(310,670)	$(776,705)	$(272,956)	$1,419,520	$283,904
Denominator:
Weighted Average Common Stock	5,032,874	4,025,000	20,125,000	4,025,000	11,453,281	4,025,000	20,125,000	4,025,000
Basic and diluted net income (loss) per common share	$0.05	$0.05	$(0.08)	$(0.08)	$(0.07)	$(0.07)	$0.07	$0.07

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. The Company’s derivative instruments are recorded at fair value and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. Derivative assets and liabilities are classified on the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Private Warrants and Subscription Warrants (as defined in Note 10) are derivative instruments. As the Private Warrants and Subscription Warrants meet the definition of a derivative the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820 with changes in fair value recognized in the condensed consolidated statements of operations in the period of change. In accordance with ASC Topic 825, Financial Instruments, the Company has concluded that a portion of the transaction costs which directly related to the Initial Public Offering and the Private Placement, should be allocated to the Private Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the condensed consolidated statements of operations.

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

On December 30, 2020, the Company sold 2,625,000 Over-Allotment Units pursuant to the underwriters’ full exercise of the over-allotment option (see Note 8), generating aggregate of gross proceeds of $26,250,000.

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 18,000,000 Private warrants at a price of $0.50 per warrant ($9,000,000 in the aggregate), each exercisable to purchase one-half of a share common stock at a price of $11.50 per whole share, in a Private Placement that closed simultaneously with the closing of this offering. A portion of the purchase price of the Private Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

On December 23, 2020, the Sponsor transferred 81,000 of its Founder Shares of the Company to three board members (the “Transferees”) (27,000 Founder Shares to each Transferee) for a nominal fee. On April 30, 2021, the Sponsor subsequently transferred 27,000 of its Founder Shares of the Company to a new board member (the “Additional Transferee”, and, together with the Transferees, the “Directors”). These awards are subject to ASC 718.

Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares vested immediately, and, as such, in accordance with ASC 718, the Company recognized compensation expense on the transfer date in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares. The fair value of the Founder Shares transferred to the Additional Transferee was determined to be $157,140 ($5.82 per share) as of April 30, 2021. The Company recognized compensation expense of $157,140 within stock compensation expense in the Company’s statement of operations for the three and six months ended June 30, 2021. The Company did not recognize compensation expense for the three and six months ended June 30, 2022.

Promissory Note - Related Party

The Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan is non-interest bearing and payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. On January 13, 2021, the Company paid the $228,758 balance on the note from the proceeds of the Initial Public Offering. The Company no longer has the ability to borrow under the Note.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would be repaid upon consummation of the Company’s initial Business Combination, without interest. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under Working Capital Loans.

Administrative Service Fee

Commencing on the date of the Company’s final prospectus, the Company has agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $60,000 and $120,000 of administrative service fees for the three and six months ended June 30, 2022, respectively. The Company incurred $60,000 and $120,000 for the three and six months ended June 30, 2021, respectively. The Company accrued $10,000 and $10,000 of administrative service fees as of June 30, 2022 and December 31, 2021, respectively. The accrued amounts are included in Due to related party on the condensed balance consolidated balance sheets.

Due to Related Party

The Company’s directors and officers are reimbursed for any reasonable out-of-pocket expenses incurred by them in connection with certain activities on behalf of the Company, such as identifying and investigating possible target businesses and Business Combinations. For the three and six months ended June 30, 2022, $2,227 and $5,132 of such expenses were incurred, respectively, and $306 was recorded in due to related party on the condensed consolidated balance sheet as of June 30, 2022. For the three and six months ended June 30, 2021, $1,664 and $3,578 of such expenses were incurred. As of December 31, 2021, $44 of such expenses were recorded in Due to related party.

Suneva Subordinated Convertible Promissory Note

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

NOTE 7. DEBT

On March 21, 2022, March 23, 2022, April 4, 2022, April 27, 2022, and May 9, 2022, in connection with the extension of the date by which the Company has to consummate a Business Combination (see Note 8), the Company entered into a series of unsecured senior promissory note agreements (“Note Agreements”) with several lenders affiliated with the Company’s Sponsor, Viveon Health LLC and Rom Papadopoulos, the Chief Financial Officer of the Company, for up to an aggregate amount totaling $4.0 million (the “Notes”). The Notes do not bear interest and mature upon the earlier of (i) the closing of the Company’s initial Business Combination, and (ii) December 31, 2022 (the “Maturity Date”). A commitment fee in the amount equal to 10% of all amounts funded under Notes (up to a maximum of $400,000), is due to the subscribers, on a pro rata basis, by the Company promptly following the initial funding. As of June 30, 2022, the Company has received $3.4 million of funding for the Notes. The Company has paid $337,000 in commitment fees as of June 30, 2022. A commitment fee of $5,000 is due to the subscribers as of June 30, 2022.

Pursuant to the terms of the Note Agreements, the subscribers shall receive warrants to purchase one share of Company common stock for every $2.00 of the funded principal amount of the Notes up to 2,000,000 shares of the Company common stock, in the aggregate, at an exercise price of $11.50 per share, subject to adjustment (the “Subscription Warrants”). See Note 10 for additional terms of the Subscription Warrants.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In accordance with ASC 470-20-25-2, Debt with Conversion and Other Options - Debt Instruments with Detachable Warrants, the proceeds from the issuance of the Notes were allocated to the Notes and Subscription Warrants using the with-and-without method. Under this method, the Company first allocated the proceeds from the issuance of the Notes to the Subscription Warrants based on their initial fair value measurement of $5,370,185 for the Subscription Warrants issued on March 21, 2022, $337,991 for the Subscription Warrants issued on March 23, 2022, $341,967 for the Subscription Warrants issued on April 4, 2022, $417,037 for the Subscription Warrants issued on April 27, 2022, and $162,003 for the Subscription Warrants issued on May 9, 2022. The measurement of the Subscription Warrants fair value was determined utilizing a Monte Carlo simulation model considering all relevant assumptions current at the dates of issuance. See Note 11 for additional details on the assumptions used. The initial fair value of the Subscription Warrants exceeded the proceeds received from the issuance of the Notes. As such, the proceeds allocated to the Notes were nil. The Company recognized a loss on issuance of the Subscription Warrants of $371,007 and $3,209,183 for the three and six months ended June 30, 2022.

The Company complies with ASC Topic 835, Interest (“ASC 835”). In accordance with ASC 835-30, discounts to the principal amounts are included in the carrying value of the Notes and amortized to “Interest expense” over the remaining term of the underlying debt. During the three and six months ended June 30, 2022, the Company recorded a $550,000 and $3,420,000 debt discount upon issuance of the Notes, respectively. The discount is amortized to interest expense over the term of the debt. For the three and six months ended June 30, 2022, the amortization of the discount resulted in interest expense of $259,746 and $359,289, respectively.

The following table presents the Notes as of June 30, 2022:

Note	$3,420,000
Debt discount	(3,060,711)
Carrying value of notes	$359,289

NOTE 8. COMMITMENTS

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

Vendor Agreements

On May 18, 2021, the Company entered into an agreement with a transactional and strategic advisory firm (the “Strategic Advisor”) for advisory services as needed by the Company in connection with a Business Combination. Pursuant to this agreement, the Company incurred approximately $875,000 in fees. As of June 30, 2022 and December 31, 2021, $500,000 of such fees remain unpaid and are included in accrued costs and expenses on the condensed consolidated balance sheets. On November 1, 2021, the Company and the Strategic Advisor entered into an amendment to the agreement. Pursuant to this amendment, the Company will pay the Strategic Advisor a fee of $2,625,000, inclusive of the $500,000 accrued as of June 30, 2022 and December 31, 2021. The remaining $2,125,000 is contingent upon the consummation of the Business Combination.

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

On March 21, 2022, the Company entered into the Note Agreements (see Note 7). The Note Agreements included Subscription Warrants (see Note 10). The entry into the Note Agreements and the terms of the Notes and Subscription Warrants was approved by the Audit Committee of the Board of Directors of the Company at a meeting held on March 21, 2022.

On March 23, 2022, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Amendment”) The Amendment (i) extends the date by which the Company has to consummate a Business Combination for three months, from the Original Termination Date to the Extended Date and (ii) allows the Company, without another stockholder vote, to elect to extend the date to consummate a Business Combination on a monthly basis for up to six times by an additional one month each time after the Extended Date, upon five days’ advance notice and the deposit of $240,000 prior to the applicable deadline, for a total of up to nine months after the Original Termination Date, unless the closing of the proposed Business Combination with Suneva Medical, Inc. or any potential alternative initial Business Combination shall have occurred. As disclosed in the Current Report on Form 8-K filed on March 18, 2022, the Amendment was approved by the Company’s stockholders at its Annual Meeting of Stockholders held on March 18, 2022. On June 23, 2022 and July 26, 2022, the Company deposited $240,000 into the Trust Account to extend the date to consummate a Business Combination through July 28, 2022 and August 28, 2022, respectively.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 9. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there was no preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 60,000,000 shares of common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of common stock. As of June 30, 2022 and December 31, 2021, there were 5,031,250 shares of common stock issued and outstanding, excluding 5,032,874 and 20,125,000 shares of common stock subject to possible redemption, respectively.

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

NOTE 10. WARRANTS

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

As of June 30, 2022 and December 31, 2021, there were 20,125,000 Public Warrants and 18,000,000 Private Warrants outstanding. As of June 30, 2022, there were 1,710,000 Subscription Warrants outstanding. The Company accounts for the Public Warrants, Private Warrants, and Subscription Warrants in accordance with the guidance contained in ASC 815-40. The Public Warrants qualify for equity treatment under ASC 815-40. Such guidance provides that because the Private Warrants and Subscription Warrants do not meet the criteria for equity treatment thereunder, the Private Warrants and Subscription Warrants must be recorded as a liability.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Assets
Money Market Account	$1,300,624	$1,300,624	$—	$—
Mutual Funds held in Trust Account	$51,869,623	$51,869,623	$—	$—
Liabilities
Private Warrant Liability	$844,484	$—	$—	$844,484
Subscription Warrant Liability	$5,445,673	$—	$—	$5,445,673

December 31, 2021
Assets
Money Market Account	$350,455	$350,455	$—	$—
Mutual Funds held in Trust Account	$203,282,989	$203,282,989	$—	$—
Liabilities
Private Warrant Liability	$4,188,221	$—	$—	$4,188,221

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

The Company established the initial fair value of the Private Warrants on December 28, 2020, the date of the Company’s Initial Public Offering, and revalued on June 30, 2022 and on December 31, 2021, using a Monte Carlo simulation model. The Warrants were classified as Level 3 at the initial measurement date, on June 30, 2022 and on December 31, 2021 due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation as of June 30, 2022 and December 31, 2021 were as follows:

Inputs	As of June 30, 2022	As of December 31, 2021
Risk-free interest rate	3.02%	1.30%
Expected term remaining (years)	5.34	5.50
Expected volatility	7.4%	7.6%
Stock price	$10.250	$10.020

The Company established the initial fair value of the Subscription Warrants on March 21, 2022, March 23, 2022, April 4, 2022, April 27, 2022, and May 9,2022, the dates of issuance, and revalued on June 30, 2022, using a Monte Carlo simulation model. The Warrants were classified as Level 3 at the initial measurement dates, and on June 30, 2022 due to the use of unobservable inputs.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The key inputs into the Monte Carlo simulation as of June 30, 2022 and the issuance dates were as follows:

Inputs	As of June 30, 2022	As of May 9, 2022 (Initial Measurement)	As of April 27, 2022 (Initial Measurement)	As of April 4, 2022 (Initial Measurement)	As of March 23, 2022 (Initial Measurement)	As of March 21, 2022 (Initial Measurement)
Risk-free interest rate	3.00%	2.92%	2.80%	2.57%	2.33%	2.33%
Market debt rate[1]	9.50%	7.49%	6.75%	6.09%	N/A	N/A
Expected term remaining (years)	4.42	4.56	4.60	4.66	4.44	4.44
Expected volatility	1.0%	1.0%	1.0%	1.0%	2.5%	2.4%
Stock price	$10.250	$10.220	$10.220	$10.170	$10.080	$10.080

1 The Company revised its valuation technique to incorporate the market debt rate as a significant input to the Monte Carlo simulation for the valuation of the Subscription Warrants as of June 30, 2022, May 9, 2022, April 27, 2022, and April 4, 2022. In the case that the Subscription Warrants were exercised, the risk-free interest rate was used. In the case that the put option was exercised, the market debt rate was used. The risk-free interest rate was used in both scenarios in the Monte Carlo simulation for the valuation of the Subscription Warrants as of March 23, 2022 and March 21, 2022.

The following tables presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2020	$10,763,361
Change in fair value	(3,897,673)
Fair value as of March 31, 2021	6,865,688
Change in fair value	(233,873)
Fair value as of June 30, 2021	$6,631,815

Fair value as of December 31, 2021	$4,188,221
Fair value of Subscription Warrants at issuance on March 21, 2022	5,370,185
Fair value of Subscription Warrants at issuance on March 23, 2022	337,991
Change in fair value	(2,793,557)
Fair value as of March 31, 2022	7,102,840
Fair value of Subscription Warrants at issuance on April 4, 2022	341,967
Fair value of Subscription Warrants at issuance on April 27, 2022	417,037
Fair value of Subscription Warrants at issuance on May 9, 2022	162,003
Change in fair value	(1,733,690)
Fair value as of June 30, 2022	$6,290,157

The Company recognized gains in connection with changes in the fair value of the Private and Subscription Warrants of $1,733,690 and $4,527,247 for the three and six months ended June 30, 2022 within change in fair value of warrant liabilities in the condensed consolidated statements of operations, respectively. The Company recognized gains in connection with the changes in the fair value of the Private Warrants of $233,873 and $4,131,546 for the three and six months ended June 30, 2021 within change in fair value of warrant liabilities in the condensed consolidated statements of operations, respectively.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12. INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2022 and June 30, 2021 was 0.0%. The effective tax rate for the three and six months ended June 30, 2021 was 0.0%. The Company’s effective tax rate for the three and six months ended June 30, 2022 differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the changes in the fair value of warrant liabilities and the costs incurred in connection with the issuance of the Subscription Warrants and non-deductible transaction costs in connection with the Merger Agreement. The Company’s effective tax rate for the three and six months ended June 30, 2021 differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the changes in the fair value of warrant liabilities and stock compensation expense, which are not recognized for tax purposes, and recording a full valuation allowance on deferred tax assets. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and six months ended June 30, 2022. The Company believes that, at this time, the use of the discrete method for the three and six months ended June 30, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

NOTE 13. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, except for as disclosed in Note 1 and Note 8, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

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

The Merger Agreement and the transactions contemplated thereby were approved by the boards of directors of each of the Company and Suneva. We intend to effectuate our proposed initial business combination with Suneva using a combination of cash from the proceeds of our initial public offering (and the concurrent private placement of shares to our sponsor, as described in “Part I, Item 1. Business” of our annual report on Form 10-K as filed with the SEC on March 31, 2022), the proceeds of the sale of our shares to private investors in connection with our initial business combination and shares issued to the owners of Suneva.

For further information regarding the Merger Agreement and our proposed initial business combination with Suneva, please refer to Note 1 of this Quarterly Report and the Company’s Form S-4, which was filed with the SEC on July 13, 2022.

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

On March 21, 2022, an initial amount of $2,700,000 was drawn down from the Notes. $720,000 of the loan proceeds was deposited into our trust account in connection with extending the business combination completion window from March 28, 2022 until the Extended Date. After the Extended Date, if we elect to continue to extend such date until December 28, 2022 (the “Final Extension Date”), we shall make a monthly deposit of $240,000 into the trust account each month for each monthly period, or portion thereof, until the Final Extension Date. We deposited $240,000 into the trust account on June 23, 2022 and July 26, 2022 to extend the business combination completion window to July 28, 2022 and August 28, 2022, respectively.

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

On March 21, 2022, March 23, 2022, April 4, 2022, April 27, 2022 and May 9, 2022, we entered into a series of unsecured senior promissory note agreements (“Note Agreements”) with several lenders affiliated with the our Sponsor, Viveon Health LLC and Rom Papadopoulos, the Chief Financial Officer of the Company, for up to an aggregate amount totaling $4.0 million (the “Notes”). The Notes do not bear interest and mature upon the earlier of (i) the closing of the our initial business combination, and (ii) December 31, 2022 (the “Maturity Date”). As of June 30, 2022, we had received $3.4 million of funding for the Notes.

In accordance with ASC 470-20-25-2, Debt with Conversion and Other Options - Debt Instruments with Detachable Warrants, the proceeds received upon issuing the Notes with a common stock warrant were allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The measurement of the common stock warrant fair value was determined utilizing a Monte Carlo simulation model considering all relevant assumptions current at the date of issuance. See Note 11 to the condensed consolidated financial statements for more details on the assumptions used. The portion of the proceeds so allocated to the warrants shall be accounted for as paid-in capital. The remainder of the proceeds shall be allocated to the debt instrument portion of the transaction.

Discounts to the principal amounts are included in the carrying value of the Notes and amortized to “Interest expense” over the remaining term of the underlying debt. During the three and six months ended June 30, 2022, we recorded a $550,000 and $3,420,000 debt discount upon issuance of the Notes. The discount is amortized to interest expense over the term of the debt. For the three and six months ended June 30, 2022, the amortization of the discount resulted in interest expense of $259,746 and $359,289, respectively.

On July 13, 2022, the Company, Merger Sub, and Suneva entered into the Second Amendment to Merger Agreement that amended and modified the Merger Agreement to extend the outside closing date to December 31, 2022 and to reduce the amount of parent closing cash required as a closing condition from $50 million to $30 million, net of company expenses and parent expenses and net of repayment of the $1.5 million subordinated convertible promissory note issued by Suneva to Intuitus Suneva Debt LLC (an entity affiliated with our Chief Financial Officer), dated May 10, 2022 (unless converted into Suneva capital stock at the consummation of the business combination, which conversion is mandatory except in the case of a default by Suneva). Further, the defined term parent expenses was amended to include our operating expenses, severance payments and deferred compensation.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the six months ended June 30, 2022 and for the six months ended June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, and, after our initial public offering, identifying target companies for a business combination, conducting due diligence on such target companies and negotiating the Business Combination Agreement with Suneva, which will give effect to our initial business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $474,283, which consisted of a gain on the change in fair value of warrant liability of $1,733,690, interest and dividend income on investments held in Trust Account of $65,539, and interest income on the operating bank account of $158, partially offset by a loss on the issuance of subscription warrants of $371,007, professional fees of $436,108, amortization of the debt discount of $259,746, operating costs of $170,733, expensed issuance costs of $55,000, and franchise tax expense of $32,510.

For the three months ended June 30, 2021, we had a net loss of $1,864,021, which consisted of professional fees of $1,672,823, operating costs of $248,030, stock compensation expense of $157,140, and franchise tax expense of $25,000, partially offset by a change in fair value of warrant liability of $233,873, interest and dividend income on investments held in Trust Account of $5,069, and interest income on the operating bank account of $30.

For the six months ended June 30, 2022, we had a net loss of $1,049,661, which consisted of a loss on the issuance of subscription warrants of $3,209,183, professional fees of $1,178,148, operating costs of $454,419, expensed issuance costs of $374,000, amortization of the debt discount of $359,289, and franchise tax expense of $80,491, partially offset by a change in fair value of warrant liability of $4,527,247, interest and dividend income on investments held in Trust Account of $78,453 and interest income on the operating bank account of $169.

For the six months ended June 30, 2021, we had net income of $1,703,424, which consisted of a change in fair value of warrant liability of $4,131,546, interest income on investments held in Trust Account of $10,081, and interest income on the operating bank account of $111, partially offset by professional fees of $1,740,595, operating costs of $493,245, stock compensation expense of $157,140, and franchise tax expense of $47,334.

Liquidity, Capital Resources, and Going Concern

For the six months ended June 30, 2022, net cash used in operating activities was $1,023,969, which was due to the change in fair value of the warrant liability of $4,527,247, our net loss of $1,049,661, and interest and dividends earned on investments held in Trust Account of $78,453, offset in part by loss on the issuance of the subscription warrants of $3,209,183, changes in working capital of $688,920, expensed issuance costs of $374,000 and amortization of the debt discount of $359,289.

For the six months ended June 30, 2021 net cash used in operating activities was $1,446,696, which was due to a gain on the change in fair value of warrant liability of $4,131,546 and interest and dividends earned on investments held in Trust Account of $10,081, offset in part by net income of $1,703,424, changes in working capital of $834,367, and stock compensation expense of $157,140.

For the six months ended June 30, 2022 net cash provided by investing activities was $151,491,819 which resulted from cash withdrawn from Trust Account to pay redeeming stockholders, offset in part by cash deposited for the extension contribution of $960,000.

There were no cash flows from investing activities for the six months ended June 30, 2021.

For the six months ended June 30, 2022, net cash used in financing activities was $149,400,819, which was due to the redemption of common stock of $152,451,819 and the payment of issuance costs of $369,000, offset in part by proceeds from note agreements payable of $3,420,000.

For the six months ended June 30, 2021 net cash used in financing activities was $593,638, which was due to the payment of the other payable - related party of $364,880 and the payment of the promissory note - related party of $228,758.

As of June 30, 2022, we had cash and marketable securities in the trust account of $51,869,623. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions) to complete our initial business combination with Suneva. We may withdraw interest to pay taxes. During the three months ended June 30, 2022, we did not withdraw any of the interest income from the Trust Account to pay for franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2022, we had cash and cash equivalents of $1,462,266 outside of the Trust Account and a working capital deficit of $1,760,512.

In connection with the our assessment of going concern considerations in accordance with FASB’s ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, management has determined that if we are unable to raise additional funds to alleviate liquidity needs or complete a business combination by December 28, 2022, then we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should we be unable to continue as a going concern. We intend to complete a business combination before the mandatory liquidation date or obtain approval for an extension.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2022 and December 31, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our sponsor a monthly fee of $20,000 for office space, utilities and secretarial and administrative support and the series of unsecured senior promissory note agreements we entered into with several lenders affiliated with the our Sponsor. We began incurring these fees on December 22, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $7,043,750. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

In addition, subject to certain conditions, we granted Chardan Capital Markets, LLC, for a period of 12 months after the date of the consummation of a Business Combination, a right of first refusal to act as book-running managing underwriter or placement agent, with at least 30% of the economics, for any and all future public and private equity, convertible and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement related to our initial public offering.

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net (Loss) Income per Common Share

Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. The calculation of diluted (loss) income per common share does not consider the effect of the warrants and rights issued in connection with the (i) initial public offering, (ii) exercise of over-allotment, (iii) Private Placement, and (iv) extension financing since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants and rights would be anti-dilutive. The warrants and rights are exercisable to purchase 21,778,750 shares of common stock in the aggregate.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. The Company’s derivative instruments are recorded at fair value and re-valued at each reporting date, with changes in the fair value reported in the condensed consolidated statements of operations. Derivative assets and liabilities are classified on the condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument’ could be required within 12 months of the balance sheet date. The Company has determined that the private warrants and subscription warrants are derivative instruments. As the private warrants and subscription warrants meet the definition of a derivative the private warrants and subscription warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change. In accordance with ASC Topic 825, Financial Instruments, the Company has concluded that a portion of the transaction costs which directly related to the initial public offering and the private placement, should be allocated to the private warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. During the fiscal year ended December 31, 2021, the Company restated its audited financial statement as December 31, 2020 and unaudited condensed financial statements as of and for the periods ended March 31, 2021 and June 30, 2021 to reclassify the Company’s redeemable common stock. In connection with the restatements, the Company identified a material weakness in its internal controls related to accounting for complex financial instruments. Subsequent to the aforementioned restatements, the Company determined that it had inappropriately accounted for the allocation of proceeds received in its initial public offering and did not appropriately recognize stock-based compensation related to the transfer of shares of common stock to members of the Company’s board of directors. This resulted in the restatement of the Company’s audited financial statement as of December 31, 2020 and unaudited condensed financial statements as of and for the periods ended June 30, 2021 and September 30, 2021. Subsequent to the aforementioned restatements, the Company determined it had inappropriately accounted for the remeasurement of common stock subject to possible redemption in connection with the Company’s deposit into the Trust Account on March 23, 2022 for the extension of the Company’s business combination period. This resulted in the restatement of the Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022. The control deficiencies related to the allocation of proceeds, stock-based compensation, and remeasurement of common stock subject to possible redemption represent a continuation of the previously identified material weakness related to accounting for complex financial instruments.

In addition, management concluded that a deficiency in internal control over financial reporting existed relating to the process of recording accounts payable and accrued expenses and that the failure to properly account for such accrued expenses constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company’s unaudited condensed financial statements as of and for the periods ended March 31, 2021, June 30, 2021, and September 30, 2021. As such, our Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of June 30, 2022.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, our Quarterly Report on Form 10-Q filed with the SEC on June 13, 2022, and our preliminary proxy statement/prospectus included in the registration statement on Form S-4 filed with the SEC on July 13, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, our Quarterly Report on Form 10-Q filed with the SEC on June 13, 2022, and our preliminary proxy statement/prospectus included in the registration statement on Form S-4 filed with the SEC on July 13, 2022.

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

Viveon Health Acquisition Corp.

Date: August 19, 2022	By:	/s/ Jagi Gill
Jagi Gill
Chief Executive Officer
(Principal Executive Officer)

Viveon Health Acquisition Corp.

Date: August 19, 2022	By:	/s/ Rom Papadopoulos
Rom Papadopoulos
Chief Financial Officer
(Principal Financial and Accounting Officer)