Form 10-K/A
period 2021-12-31
Viveon Health Acquisition Corp.
filed 2022-08-24
CIK 1823857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Viveon Health Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the period ended December 31, 2021 (the “Original 10-K”), filed with the Securities and Exchange Commission (the “SEC”), on March 31, 2022.

We are filing this Amendment No. 1 to amend and restate the Section 302 certifications set forth in Exhibits 31.1 and 31.2, to include paragraph 4(b) and the introductory language in paragraph 4 referring to internal control over financial reporting. The Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1 and 31.2).

Except as described above, no other information included in the Original 10-K is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original 10-K. This Amendment No. 1 continues to describe the conditions as of the date of the Original 10-K and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original 10-K and with our filings with the SEC subsequent to the Original 10-K.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b)	Exhibits

The following exhibits are filed with this report.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVEON HEALTH ACQUISITION CORP.

Dated: August 24, 2022	By:	/s/ Jagi Gill
	Name:	Jagi Gill
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jagi Gill	Chief Executive Officer, President and Director	August 24, 2022
Jagi Gill	(Principal Executive Officer)

/s/ Rom Papadopoulos	Chief Financial Officer, Treasurer, Secretary and Director	August 24, 2022
Rom Papadopoulos	(Principal Accounting and Financial Officer)

/s/ Demetrios (Jim) G. Logothetis	Director	August 24, 2022
Demetrios (Jim) G. Logothetis

/s/ Brian Cole	Director	August 24, 2022
Brian Cole

/s/ Doug Craft	Director	August 24, 2022
Doug Craft

2