Form 10-Q/A
period 2022-03-31
Viveon Health Acquisition Corp.
filed 2022-09-08
CIK 1823857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Viveon Health Acquisition Corp. (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amendment No.1”) to amend its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, originally filed with the Securities and Exchange Commission (“SEC”) on June 13, 2022 (the “Original Filing”) solely for the purpose of amending and restating the Section 302 certifications set forth in Exhibits 31.1 and 31.2 of the Original Filing, to include the introductory language in paragraph 4 referring to internal control over financial reporting. The Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1 and 31.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q/A.

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

Viveon Health Acquisition Corp.

Date: September 8, 2022	By:	/s/ Jagi Gill
Jagi Gill
Chief Executive Officer
(Principal Executive Officer)

Viveon Health Acquisition Corp.

Date: September 8, 2022	By:	/s/ Rom Papadopoulos
Rom Papadopoulos
Chief Financial Officer
(Principal Financial and Accounting Officer)

2