Form 10-Q/A
period 2022-06-30
Viveon Health Acquisition Corp.
filed 2022-09-08
CIK 1823857

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

EXPLANATORY NOTE

Viveon Health Acquisition Corp. (the “Company”) is filing this Amendment No. 1 to the Quarterly Report on Form 10-Q (the “Amendment No.1”) to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, originally filed with the Securities and Exchange Commission (“SEC”) on August 19, 2022 (the “Original Filing”) solely for the purpose of amending and restating the Section 302 certifications set forth in Exhibits 31.1 and 31.2 of the Original Filing, to include the introductory language in paragraph 4 referring to internal control over financial reporting. The Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Amendment No. 1 (Exhibits 31.1 and 31.2).

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