Form 10-Q
period 2022-09-30
Viveon Health Acquisition Corp.
filed 2022-11-21
CIK 1823857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 18, 2022, there were 10,064,124 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

VIVEON HEALTH ACQUISITION CORP.

TABLE OF CONTENTS

		Page
PART 1 - FINANCIAL INFORMATION
Item 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS	1
	Condensed Consolidated Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1
	Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and September 30, 2021	2
	Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Deficit for the three and nine months ended September 30, 2022 and September 30, 2021	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and September 30, 2021	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	28
Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33
Item 4.	CONTROLS AND PROCEDURES	33
PART II - OTHER INFORMATION
Item 1.	LEGAL PROCEEDINGS	35
Item 1A.	RISK FACTORS	35
Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	35
Item 3.	DEFAULTS UPON SENIOR SECURITIES	35
Item 4.	MINE SAFETY DISCLOSURES	35
Item 5.	OTHER INFORMATION	35
Item 6.	EXHIBITS	36
SIGNATURES		37

i

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

VIVEON HEALTH ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$286,092	$395,235
Prepaid expenses	34,077	3,863
Due from related party	15,000	15,000
Total current assets	335,169	414,098
Investment held in Trust Account	52,819,665	203,282,989
Total Assets	$53,154,834	$203,697,087

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$209,324	$47,720
Accrued costs and expenses	2,859,521	1,927,662
Franchise tax payable	310,559	197,200
Promissory notes, net of discount	1,097,220	—
Due to related party	16,170	15,850
Total current liabilities	4,492,794	2,188,432
Deferred underwriting fee	7,043,750	7,043,750
Warrant liabilities	7,227,977	4,188,221
Total Liabilities	18,764,521	13,420,403

Commitments and Contingencies (see Note 7)
Common Stock subject to possible redemption, 5,032,874 and 20,125,000 shares at redemption value as of September 30, 2022 and December 31, 2021, respectively	52,509,106	203,262,500

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock not subject to possible redemption, $0.0001 par value; 60,000,000 shares authorized; 5,031,250 issued and outstanding (excluding 5,032,874 and 20,125,000 shares subject to redemption as of September 30, 2022 and December 31, 2021, respectively)	503	503
Additional paid-in capital	—	157,140
Accumulated deficit	(18,119,296)	(13,143,459)
Total Stockholders’ Deficit	(18,118,793)	(12,985,816)
Total Liabilities and Stockholders’ Deficit	$53,154,834	$203,697,087

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVEON HEALTH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating costs	$203,072	$282,098	$657,491	$775,343
Professional fees	703,829	296,169	1,881,977	2,036,764
Franchise tax	32,868	100,355	113,359	147,689
Stock compensation expense	—	—	—	157,140
Loss from operations	(939,769)	(678,622)	(2,652,827)	(3,116,936)

Other income (expenses):
Expensed issuance costs on issuance of subscription warrants	—	—	(374,000)	—
Interest and dividends earned on investments held in Trust Account	230,042	5,124	308,495	15,205
Interest earned on bank account	587	25	756	136
Interest expense - amortization of debt discount	(737,931)	—	(1,097,220)	—
(Loss) gain on change in fair value of warrant liabilities	(937,820)	1,959,088	3,589,427	6,090,634
Loss on issuance of subscription warrants	—	—	(3,209,183)	—
Total other (loss) income	(1,445,122)	1,964,237	(781,725)	6,105,975

Net (loss) income	$(2,384,891)	$1,285,615	$(3,434,552)	$2,989,039

Weighted average shares outstanding, basic and diluted	9,057,874	24,150,000	13,314,627	24,150,000
Basic and diluted net (loss) income per common share	$(0.26)	$0.05	$(0.26)	$0.12

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVEON HEALTH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	For the Three and Nine Months Ended September 30, 2022
	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2021	5,031,250	$503	$157,140	$(13,143,459)	$(12,985,816)
Remeasurement of common stock subject to possible redemption to redemption amount	—	—	(157,140)	(562,860)	(720,000)
Net loss	—	—	—	(1,523,944)	(1,523,944)
Balance as of March 31, 2022	5,031,250	503	—	(15,230,263)	(15,229,760)
Remeasurement of common stock subject to possible redemption to redemption amount	—	—	—	(240,000)	(240,000)
Net income	—	—	—	474,283	474,283
Balance as of June 30, 2022	5,031,250	503	—	(14,995,980)	(14,995,477)
Remeasurement of common stock subject to possible redemption to redemption amount	—	—	—	(738,425)	(738,425)
Net loss	—	—	—	(2,384,891)	(2,384,891)
Balance as of September 30, 2022	5,031,250	$503	$—	$(18,119,296)	$(18,118,793)

	For the Three and Nine Months Ended September 30, 2021
	Common Stock		Additional		Total
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Deficit
Balance as of December 31, 2020	5,031,250	503	—	(15,607,539)	(15,607,036)
Additional offering costs related to the Initial Public Offering	—	—	—	(25,749)	(25,749)
Net income	—	—	—	3,567,445	3,567,445
Balance as of March 31, 2021	5,031,250	503	—	(12,065,843)	(12,065,340)
Stock compensation expense	—	—	157,140	—	157,140
Net loss	—	—	—	(1,864,021)	(1,864,021)
Balance as of June 30, 2021	5,031,250	503	157,140	(13,929,864)	(13,772,221)
Net income	—	—	—	1,285,615	1,285,615
Balance as of September 30, 2021	5,031,250	$503	$157,140	$(12,644,249)	$(12,486,606)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVEON HEALTH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(3,434,552)	$2,989,039
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Expensed issuance costs on issuance of subscription warrants	374,000	—
Interest and dividends earned on investments held in Trust Account	(308,495)	(15,205)
Interest expense - amortization of debt discount	1,097,220	—
Gain on change in fair value of warrant liabilities	(3,589,427)	(6,090,634)
Loss on issuance of subscription warrants	3,209,183	—
Stock compensation expense	—	157,140
Changes in operating assets and liabilities:
Prepaid expenses	(30,214)	464,555
Due from related party	—	(15,000)
Accounts payable	161,604	—
Accrued costs and expenses	926,859	597,205
Franchise tax payable	113,359	—
Due to related party	320	10,581
Net cash used in operating activities	(1,480,143)	(1,902,319)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for payment to redeeming stockholders	152,451,819	—
Cash deposited to Trust Account for extension contribution	(1,680,000)	—
Net cash provided by investing activities	150,771,819	—

Cash Flows from Financing Activities:
Proceeds from Note Agreements payable	3,420,000	—
Payment to redeeming stockholders	(152,451,819)	—
Payment of issuance costs	(369,000)	—
Payment of promissory note - related party	—	(228,758)
Payment of other payable - related party	—	(364,880)
Offering costs paid	—	(25,749)
Net cash used in financing activities	(149,400,819)	(619,387)

Net change in cash	(109,143)	(2,521,706)

Cash - beginning of period	395,235	3,096,956
Cash - end of period	$286,092	$575,250

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of common stock subject to possible redemption to redemption amount	$1,698,425	$—

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

The Company has neither engaged in any operations nor generated any revenues to date. The Company’s only activities for the three and nine months ended September 30, 2022 and 2021 were organizational activities, those necessary to prepare for the Company’s initial public offering (the “Initial Public Offering”), described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company does not expect to generate any operating revenues until after the completion of our Business Combination. The Company generates non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. The Company incurs expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. The Company’s sponsor is Viveon Health, LLC, a Delaware limited liability company (the “Sponsor”).

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

While the Company’s management has broad discretion with respect to the specific application of the cash held outside of the Trust Account, substantially all of the net proceeds from the Initial Public Offering and the sale of the Private Warrants, which are placed in the Trust Account, are intended to be applied generally toward completing a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires an interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

On March 18, 2022, the Company held a stockholder meeting to extend the date by which the Company has to consummate a business combination from March 28, 2022 (the “Original Termination Date”) to June 28, 2022. In connection with the extension, the Company made a deposit into the Trust Account of $720,000 on March 23, 2022. As part of the meeting, stockholders redeemed 15,092,126 shares resulting in redemption payments out of the Trust Account totaling approximately $152,451,819. In addition, stockholders approved a proposal to allow the Company, without another stockholder vote, to elect to extend the date to consummate a Business Combination on a monthly basis for up to six times by an additional one month each time, upon five days’ advance notice prior to the applicable deadline, for a total of up to nine months after the Original Termination Date, unless the closing of the proposed Business Combination with Suneva Medical, Inc. as described below or any potential alternative initial Business Combination shall have occurred. On each of June 23, 2022, July 26, 2022, August 30, 2022, September 28, 2022, and October 28, 2022 the Company deposited $240,000 into the Trust Account to extend the date to consummate a Business Combination through July 28, 2022, August 28, 2022, September 28, 2022, October 28, 2022, and November 28, 2022 (the “Extended Date”), respectively. The Company intends to make the final deposit of $240,000 to extend the date to consummate a Business Combination until the earlier of the closing of a Business Combination or December 28, 2022.

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

On July 13, 2022, the Company, Merger Sub, and Suneva entered into the Second Amendment to Merger Agreement (the “Second Amendment”) that amended and modified the Merger Agreement to extend the outside closing date to December 31, 2022 and to reduce the amount of parent closing cash required as a closing condition from $50 million to $30 million, net of Suneva expenses and Viveon expenses (“Parent Expenses”) and net of repayment of the $1.5 million Subordinated Convertible Promissory Note (as defined in Note 5) issued by Suneva to Intuitus Suneva Debt LLC (an entity affiliated with Viveon’s Chief Financial Officer), dated May 10, 2022 (unless converted into Suneva capital stock at the consummation of the business combination, which conversion is mandatory except in the case of a default by Suneva). Further, the defined term Parent Expenses was amended to include Viveon’s operating expenses, severance payments and deferred compensation.

On November 10, 2022, the Company, Merger Sub, and Suneva entered into the Third Amendment to Merger Agreement (the “Third Amendment”) that amended and modified the Merger Agreement to (i) fix the aggregate exercise price for all of the in-the-money Suneva options and warrants at $2,582,075, representing the aggregate exercise price for all the in-the-money Suneva options and warrants outstanding as of the date of the Third Amendment, and extend the outside closing date from December 31, 2022 to March 31, 2023, to the extent the Company’s stockholders approve an amendment to its Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination to June 30, 2023.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Merger Consideration

Initial Consideration

The total consideration to be paid at Closing (the “Initial Consideration”) by the Company to Suneva security holders will be an amount equal to $250 million (plus the aggregate exercise price of $2,582,075 for all in-the-money Suneva options and warrants as noted in the Third Amendment). The Initial Consideration will be payable in shares of common stock, par value $0.0001 per share, of the Company (“Viveon Common Stock”) valued at $10 per share.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Going Concern

As of September 30, 2022, the Company had $286,092 of cash and cash equivalents held outside the Trust Account available for working capital needs. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs or complete a Business Combination by December 28, 2022, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

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

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022, which, among other things, imposes a 1% excise tax on the fair market value of stock repurchased by publicly traded U.S. corporations and certain U.S. subsidiaries of publicly traded non-U.S. corporations beginning in 2023, with certain exceptions (the “Excise Tax”). Because we are a Delaware corporation and our securities trade on the New York Stock Exchange, we will likely be considered a “covered corporation” within the meaning of the Inflation Reduction Act. While not free from doubt, absent any further guidance from Congress or the U.S. Department of the Treasury, there is significant risk that the Excise Tax will apply to any redemptions of our common stock after December 31, 2022, including redemptions in connection with an initial Business Combination and any amendment to our certificate of incorporation to extend the time to consummate an initial Business Combination, unless an exemption is available. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial Business Combination. Further, the application of the Excise Tax in the event of a liquidation after December 31, 2022 is uncertain, and could impact the per-share amount that would otherwise be received by our stockholders in connection with our liquidation.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K as filed with the SEC on March 31, 2022. The interim results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary, Merger Sub, after elimination of all intercompany transactions and balances as of September 30, 2022 and December 31, 2021.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Reclassification

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including professional fees of $296,169 and $2,036,764 for the three and nine months ended September 30, 2021, respectively, and franchise tax expense of $100,355 and $147,689 for the three and nine months ended September 30, 2021, respectively. These fees were reclassified out of operating costs on the statements of operations for the three and nine months ended September 30, 2021. The reclassification had no effect on the previously reported total assets, total liabilities, stockholders’ equity, net income or cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The cash equivalents in the amount of $201,211 and $350,455, were held in money market funds as of September 30, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

As of September 30, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in mutual funds which invest in U.S. Treasury securities. The mutual fund assets in the amount of $52,819,665 and $203,282,989 were held in the Trust Account as of September 30, 2022 and December 31, 2021, respectively.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and recorded as a warrant liability. In accordance with guidance contained in ASC 815, the Public Warrants (as defined in Note 3) qualify for equity treatment. The Private Warrants and Subscription Warrants (as defined in Note 6) do not qualify as equity and are recorded as liabilities at fair value. Changes in the estimated fair value of the Private Warrants and Subscription Warrants are recognized as non-cash gains or losses on the condensed consolidated statements of operations.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. There was no change in redemption value for the year ended December 31, 2021. In connection with extending the Company’s Original Termination Date to the Extended Date, the Company deposited $720,000, $240,000, $240,000, $240,000, $240,000, and $240,000 into the Trust Account on March 23, 2022, June 23, 2022, July 26, 2022, August 30, 2022, September 28, 2022, and October 28, 2022 respectively. The Company recorded increases in the redemption value of common stock subject to redemption of $738,425 and $1,698,425, respectively, during the three and nine months ended September 30, 2022.

As of September 30, 2022 and December 31, 2021, the redeemable common stock reflected in the condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$201,250,000
Less:
Fair value of Public Warrants at issuance	(10,384,500)
Fair value of Rights at issuance	(9,136,750)
Issuance costs allocated to common stock subject to possible redemption	(10,660,961)
Plus:
Remeasurement of carrying value to redemption value	32,194,711
Common stock subject to possible redemption as of December 31, 2021	203,262,500
Redemption of common stock by stockholders	(152,451,819)
Remeasurement of carrying value to redemption value	720,000
Common stock subject to possible redemption as of March 31, 2022	51,530,681
Remeasurement of carrying value to redemption value	240,000
Common stock subject to possible redemption as of June 30, 2022	51,770,681
Remeasurement of carrying value to redemption value	738,425
Common stock subject to possible redemption as of September 30, 2022	$52,509,106

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340, Other Assets and Deferred Costs (“ASC 340”) and SEC Staff Accounting Bulletin Topic 5A - Expenses of Offering. Offering costs consist principally of professional and registration fees incurred through the balance sheet date that are related to the Initial Public Offering. Offering costs directly attributable to the issuance of an equity contract to be classified in equity are recorded as a reduction in equity. Offering costs for equity contracts that are classified as assets and liabilities are expensed immediately. The Company incurred offering costs amounting to $11,830,356 as a result of the Initial Public Offering (consisting of a $4,025,000 cash underwriting fee, $7,043,750 of deferred underwriting fees, and $761,606 of other offering costs). The Company recorded $10,660,961 of offering costs as a reduction of temporary equity in connection with the redeemable common stock included in the Units. The Company recorded $1,144,422 of offering costs as a reduction of permanent equity in connection with the Public Warrants and Rights classified as equity instruments. The Company immediately expensed $24,973 of offering costs in connection with the Private Warrants that were classified as liabilities.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three and nine months ended September 30, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

See Note 11 for additional information on income taxes for the periods presented.

Net (Loss) Income Per Common Share

Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. The calculation of diluted (loss) income per common share does not consider the effect of the Public Warrants (as defined in Note 3), Private Warrants, Subscription Warrants (as defined in Note 6), and Rights (as defined in Note 3) since the exercise of the warrants and Rights are contingent upon the occurrence of future events and the inclusion of such warrants and Rights would be anti-dilutive. The warrants and Rights are exercisable to purchase 21,778,750 shares of common stock in the aggregate.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
	Redeemable Common Stock	Non-redeemable Common Stock	Redeemable Common Stock	Non-redeemable Common Stock	Redeemable Common Stock	Non-redeemable Common Stock	Redeemable Common Stock	Non-redeemable Common Stock
Basic and diluted net (loss) income per share:
Numerator:
Net (loss) income	$(1,325,129)	$(1,059,762)	$1,071,346	$214,269	$(2,396,290)	$(1,038,262)	$2,490,866	$498,173
Denominator:
Weighted Average Common Stock	5,032,874	4,025,000	20,125,000	4,025,000	9,289,627	4,025,000	20,125,000	4,025,000
Basic and diluted net (loss) income per common share	$(0.26)	$(0.26)	$0.05	$0.05	$(0.26)	$(0.26)	$0.12	$0.12

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 18,000,000 Private Warrants at a price of $0.50 per warrant ($9,000,000 in the aggregate), each exercisable to purchase one-half of one share common stock at a price of $11.50 per whole share, in a private placement that closed simultaneously with the closing of this offering. A portion of the purchase price of the Private Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In August 2020, the Sponsor paid $25,000, or approximately $0.007 per share, to cover certain offering costs in consideration for 3,593,750 shares of common stock, par value $0.0001 (the “Founder Shares”). On December 3, 2020, the Company declared a share dividend of 0.36 for each outstanding share, resulting in 4,887,500 shares outstanding, and on December 22, 2020 the Company declared a share dividend of 0.03 resulting in 5,031,250 shares which includes an aggregate of up to 656,250 shares that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, and up to an aggregate of 1,006,250 shares of common stock (or 875,000 shares of common stock to the extent that the underwriters’ over-allotment is not exercised, pro rata) that are subject to forfeiture to the extent that Rights are exercised upon consummation of an initial Business Combination. In connection with the underwriters’ fully exercise of their over-allotment option on December 30, 2020 (see Note 7), the 656,250 shares were no longer subject to forfeiture.

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

Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares vested immediately, and, as such, in accordance with ASC 718, the Company recognized compensation expense on the transfer date in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares. The fair value of the Founder Shares transferred to the Additional Transferee was determined to be $157,140 ($5.82 per share) as of April 30, 2021. The Company recognized compensation expense of $157,140 within stock compensation expense in the Company’s statement of operations for the nine months ended September 30, 2021. The Company did not recognize compensation expense for the three and nine months ended September 30, 2022, and for the three months ended September 30, 2021.

Promissory Note - Related Party

The Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. On January 13, 2021, the Company paid the $228,758 balance on the note from the proceeds of the Initial Public Offering. The Company no longer has the ability to borrow under the Note.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would be repaid upon consummation of the Company’s initial Business Combination, without interest. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under Working Capital Loans.

Administrative Service Fee

Commencing on the date of the Company’s final prospectus, the Company has agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $60,000 and $180,000 of administrative service fees for the three and nine months ended September 30, 2022, respectively. The Company incurred $60,000 and $180,000 for the three and nine months ended September 30, 2021, respectively. The Company accrued $10,000 and $10,000 of administrative service fees as of September 30, 2022 and December 31, 2021, respectively. The accrued amounts are included in Due to related party on the condensed balance consolidated balance sheets.

Due to Related Party

The Company’s directors and officers are reimbursed for any reasonable out-of-pocket expenses incurred by them in connection with certain activities on behalf of the Company, such as identifying and investigating possible target businesses and Business Combinations. For the three and nine months ended September 30, 2022, $1,515 and $6,647 of such expenses were incurred, respectively, and $364 was recorded in due to related party on the condensed consolidated balance sheet as of September 30, 2022. For the three and nine months ended September 30, 2021, $3,732 and $7,311 of such expenses were incurred. As of December 31, 2021, $44 of such expenses were recorded in Due to related party.

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

NOTE 6. DEBT

On March 21, 2022, March 23, 2022, April 4, 2022, April 27, 2022, and May 9, 2022, in connection with the extension of the date by which the Company has to consummate a Business Combination (see Note 7), the Company entered into a series of unsecured senior promissory note agreements (“Note Agreements”) with several lenders affiliated with the Company’s Sponsor, Viveon Health LLC and Rom Papadopoulos, the Chief Financial Officer of the Company, for up to an aggregate amount totaling $4.0 million (the “Notes”). The Notes do not bear interest and mature upon the earlier of (i) the closing of the Company’s initial Business Combination, and (ii) December 31, 2022 (the “Maturity Date”). A commitment fee in the amount equal to 10% of all amounts funded under Notes (up to a maximum of $400,000), is due to the subscribers, on a pro rata basis, by the Company promptly following the initial funding. As of September 30, 2022, the Company has received $3.4 million of funding for the Notes. The Company has paid $337,000 in commitment fees as of September 30, 2022. A commitment fee of $5,000 is due to the subscribers as of September 30, 2022.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In accordance with ASC 470-20-25-2, Debt with Conversion and Other Options - Debt Instruments with Detachable Warrants, the proceeds from the issuance of the Notes were allocated to the Notes and Subscription Warrants using the with-and-without method. Under this method, the Company first allocated the proceeds from the issuance of the Notes to the Subscription Warrants based on their initial fair value measurement of $5,370,185 for the Subscription Warrants issued on March 21, 2022, $337,991 for the Subscription Warrants issued on March 23, 2022, $341,967 for the Subscription Warrants issued on April 4, 2022, $417,037 for the Subscription Warrants issued on April 27, 2022, and $162,003 for the Subscription Warrants issued on May 9, 2022. The measurement of the Subscription Warrants fair value was determined utilizing a Monte Carlo simulation model considering all relevant assumptions current at the dates of issuance. See Note 10 for additional details on the assumptions used. The initial fair value of the Subscription Warrants exceeded the proceeds received from the issuance of the Notes. As such, the proceeds allocated to the Notes were nil. The Company recognized a loss on issuance of the Subscription Warrants of $0 and $3,209,183 for the three and nine months ended September 30, 2022.

The Company complies with ASC Topic 835, Interest (“ASC 835”). In accordance with ASC 835-30, discounts to the principal amounts are included in the carrying value of the Notes and amortized to “Interest expense” over the remaining term of the underlying debt. During the three and nine months ended September 30, 2022, the Company recorded a $0 and $3,420,000 debt discount upon issuance of the Notes, respectively. The discount is amortized to interest expense over the term of the debt. For the three and nine months ended September 30, 2022, the amortization of the discount resulted in interest expense of $737,931 and $1,097,220, respectively.

The following table presents the Notes as of September 30, 2022:

Note	$3,420,000
Debt discount	(2,322,780)
Carrying value of notes	$1,097,220

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

Vendor Agreements

On May 18, 2021, the Company entered into an agreement with a transactional and strategic advisory firm (the “Strategic Advisor”) for advisory services as needed by the Company in connection with a Business Combination. Pursuant to this agreement, the Company incurred approximately $875,000 in fees. As of September 30, 2022 and December 31, 2021, $500,000 of such fees remain unpaid and are included in accrued costs and expenses on the condensed consolidated balance sheets. On November 1, 2021, the Company and the Strategic Advisor entered into an amendment to the agreement. Pursuant to this amendment, the Company will pay the Strategic Advisor a fee of $2,625,000, inclusive of the $500,000 accrued as of September 30, 2022 and December 31, 2021. The remaining $2,125,000 is contingent upon the consummation of the Business Combination.

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

On March 23, 2022, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Amendment”) The Amendment (i) extends the date by which the Company has to consummate a Business Combination for three months, from the Original Termination Date to the Extended Date and (ii) allows the Company, without another stockholder vote, to elect to extend the date to consummate a Business Combination on a monthly basis for up to six times by an additional one month each time after the Extended Date, upon five days’ advance notice and the deposit of $240,000 prior to the applicable deadline, for a total of up to nine months after the Original Termination Date, unless the closing of the proposed Business Combination with Suneva Medical, Inc. or any potential alternative initial Business Combination shall have occurred. As disclosed in the Current Report on Form 8-K filed on March 18, 2022, the Amendment was approved by the Company’s stockholders at its Annual Meeting of Stockholders held on March 18, 2022. On each of June 23, 2022, July 26, 2022, August 30, 2022, September 28, 2022, and October 28, 2022 the Company deposited $240,000 into the Trust Account to extend the date to consummate a Business Combination through July 28, 2022, August 28, 2022, September 28, 2022, October 28, 2022, and November 28, 2022, respectively.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there was no preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 60,000,000 shares of common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of common stock. As of September 30, 2022 and December 31, 2021, there were 5,031,250 shares of common stock issued and outstanding, excluding 5,032,874 and 20,125,000 shares of common stock subject to possible redemption, respectively.

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

As of September 30, 2022 and December 31, 2021, there were 20,125,000 Public Warrants and 18,000,000 Private Warrants outstanding. As of September 30, 2022, there were 1,710,000 Subscription Warrants outstanding. The Company accounts for the Public Warrants, Private Warrants, and Subscription Warrants in accordance with the guidance contained in ASC 815-40. The Public Warrants qualify for equity treatment under ASC 815-40. Such guidance provides that because the Private Warrants and Subscription Warrants do not meet the criteria for equity treatment thereunder, the Private Warrants and Subscription Warrants must be recorded as a liability.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Assets
Money Market Account	$201,211	$201,211	$—	$—
Mutual Funds held in Trust Account	$52,819,665	$52,819,665	$—	$—
Liabilities
Private Warrant Liability	$1,803,910	$—	$—	$1,803,910
Subscription Warrant Liability	$5,424,067	$—	$—	$5,424,067

December 31, 2021
Assets
Money Market Account	$350,455	$350,455	$—	$—
Mutual Funds held in Trust Account	$203,282,989	$203,282,989	$—	$—
Liabilities
Private Warrant Liability	$4,188,221	$—	$—	$4,188,221

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

The Company established the initial fair value of the Private Warrants on December 28, 2020, the date of the Company’s Initial Public Offering, and revalued on September 30, 2022 and on December 31, 2021, using a Monte Carlo simulation model. The Warrants were classified as Level 3 at the initial measurement date, on September 30, 2022 and on December 31, 2021 due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation as of September 30, 2022 and December 31, 2021 were as follows:

Inputs	As of September 30, 2022	As of December 31, 2021
Risk-free interest rate	4.05%	1.30%
Expected term remaining (years)	5.25	5.50
Expected volatility	14.7%	7.6%
Stock price	$10.360	$10.020

The Company established the initial fair value of the Subscription Warrants on March 21, 2022, March 23, 2022, April 4, 2022, April 27, 2022, and May 9,2022, the dates of issuance, and revalued on September 30, 2022, using a Monte Carlo simulation model. The Warrants were classified as Level 3 at the initial measurement dates, and on September 30, 2022 due to the use of unobservable inputs.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The key inputs into the Monte Carlo simulation as of September 30, 2022 and the issuance dates were as follows:

Inputs	As of September 30, 2022	As of May 9, 2022 (Initial Measurement)	As of April 27, 2022 (Initial Measurement)	As of April 4, 2022 (Initial Measurement)	As of March 23, 2022 (Initial Measurement)	As of March 21, 2022 (Initial Measurement)
Risk-free interest rate	4.12%	2.92%	2.80%	2.57%	2.33%	2.33%
Market debt rate[1]	9.79%	7.49%	6.75%	6.09%	N/A	N/A
Expected term remaining (years)	4.34	4.56	4.60	4.66	4.44	4.44
Expected volatility	1.0%	1.0%	1.0%	1.0%	2.5%	2.4%
Stock price	$10.360	$10.220	$10.220	$10.170	$10.080	$10.080

[1]	The Company changed its valuation technique to incorporate the market debt rate as a significant input to the Monte Carlo simulation for the valuation of the Subscription Warrants as of September 30, 2022, May 9, 2022, April 27, 2022, and April 4, 2022. In the case that the Subscription Warrants were exercised, the risk-free interest rate was used. In the case that the put option was exercised, the market debt rate was used. The risk-free interest rate was used in both scenarios in the Monte Carlo simulation for the valuation of the Subscription Warrants as of March 23, 2022 and March 21, 2022.

The following tables presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2020	$10,763,361
Change in fair value	(3,897,673)
Fair value as of March 31, 2021	6,865,688
Change in fair value	(233,873)
Fair value as of June 30, 2021	6,631,815
Change in fair value	(1,959,088)
Fair value as of September 30, 2021	$4,672,727

Fair value as of December 31, 2021	$4,188,221
Fair value of Subscription Warrants at issuance on March 21, 2022	5,370,185
Fair value of Subscription Warrants at issuance on March 23, 2022	337,991
Change in fair value	(2,793,557)
Fair value as of March 31, 2022	7,102,840
Fair value of Subscription Warrants at issuance on April 4, 2022	341,967
Fair value of Subscription Warrants at issuance on April 27, 2022	417,037
Fair value of Subscription Warrants at issuance on May 9, 2022	162,003
Change in fair value	(1,733,690)
Fair value as of June 30, 2022	6,290,157
Change in fair value	$937,820
Fair value as of September 30, 2022	$7,227,977

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company recognized a loss in connection with changes in the fair value of the Private and Subscription Warrants of $937,820 for the three months ended September 30, 2022, and a gain of $3,589,427 for the nine months ended September 30, 2022 within change in fair value of warrant liabilities in the condensed consolidated statements of operations. The Company recognized gains in connection with the changes in the fair value of the Private Warrants of $1,959,088 and $6,090,634 for the three and nine months ended September 30, 2021 within change in fair value of warrant liabilities in the condensed consolidated statements of operations, respectively.

NOTE 11. INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2022 was 0.0%. The Company’s effective tax rate for the three and nine months ended September 30, 2021 was 0.0%. The Company’s effective tax rate for the three and nine months ended September 30, 2022 differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the changes in the fair value of warrant liabilities and the costs incurred in connection with the issuance of the Subscription Warrants and non-deductible transaction costs in connection with the Merger Agreement. The Company’s effective tax rate for the three and nine months ended September 30, 2021 differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the changes in the fair value of warrant liabilities and stock compensation expense, which are not recognized for tax purposes, and recording a full valuation allowance on deferred tax assets. The Company has historically calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate for the full fiscal year to income or loss for the reporting period. The Company has used a discrete effective tax rate method to calculate taxes for the three and nine months ended September 30, 2022. The Company believes that, at this time, the use of the discrete method for the three and nine months ended September 30, 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed consolidated balance sheet date up to the date that the condensed consolidated financial statements were issued. Based upon this review, other than as described in Note 1, Note 2, Note 7, and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

On October 27, 2022, the Company received additional proceeds of $280,000 on the Notes, all of which was contributed by the Company’s Chief Financial Officer, Rom Papadopoulos.

The Company filed their Form S-4/A with the SEC on November 10, 2022, and it was declared effective on November 14, 2022. The Company filed their prospectus with the SEC on November 17, 2022.

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

The issuance of additional shares in connection with an initial business combination:

●	may significantly dilute the equity interest of our investors in this offering who would not have pre-emption rights in respect of any such issuance;

●	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

●	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our securities.

●	Similarly, if we issue debt securities, it could result in:

●	default and foreclosure on our assets if our operating revenues after our Initial Business Combination are insufficient to pay our debt obligations;;

●	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that required the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand

●	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete our initial business combination will be successful.

Recent Developments

On January 12, 2022, we entered into a merger agreement (the “Merger Agreement”) with VHAC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Merger Sub”), and Suneva Medical, Inc., a Delaware corporation (“Suneva”). Pursuant to the terms of the Merger Agreement, a business combination between the Company and Suneva will be effected through the merger of Merger Sub with and into Suneva, with Suneva surviving the merger as a wholly owned subsidiary of the Company (the “Merger”). The board of directors of the Company has (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement and related transactions by the stockholders of the Company. On July 13, 2022, the parties agreed to amend the Merger Agreement to reduce the Viveon Closing Cash condition from $50 million, net of Suneva Expenses and Viveon Expenses to $30 million, net of Suneva Expenses and Viveon Expenses. On November 10, 2022, the parties agreed to amend the Merger Agreement to fix the aggregate exercise price for all of the in-the-money Suneva options and warrants at $2,582,075 and extend the outside closing date from December 31, 2022 to March 31, 2023, to the extent the Company’s stockholders approve an amendment to its amended and restated certificate of incorporation to extend the date by which the Company has to consummate a business combination to March 31, 2023 or later.

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

For further information regarding the Merger Agreement and our proposed initial business combination with Suneva, please refer to Note 1 of this Quarterly Report and the Company’s Form S-4/A, which was filed with the SEC on November 10, 2022 and declared effective on November 14, 2022, as well as the prospectus filed with the SEC on November 17, 2022.

On March 18, 2022, we held our 2022 Annual Meeting of Stockholders for the purpose of approving: (i) a proposal to approve an amendment to our amended and restated certificate of incorporation to (i) extend the date by which the Company has to consummate a business combination for three months, from March 28, 2022 (the “Original Termination Date”) to June 28, 2022, and (ii) allow us, without another stockholder vote, to elect to extend the date to consummate a business combination on a monthly basis for up to six times by an additional one month each time after the Extended Date, upon five days’ advance notice prior to the applicable deadline, for a total of up to nine months after the Original Termination Date, unless the closing of the proposed business combination with Suneva or any potential alternative initial business combination shall have occurred (the “Extension Proposal”); (ii) a proposal to re-elect five current directors to our Board of Directors (the “Director Election Proposal”); and (iii) a proposal to ratify the appointment of Marcum LLP as our independent registered certified public accountants for fiscal year 2020 (the “Auditor Ratification Proposal”). Stockholders voted to approve the Extension Proposal, Director Election Proposal and Auditor Ratification Proposal.

On March 18, 2022, stockholders elected to redeem 15,092,126 shares of our Class A common stock, resulting in redemption payments out of the trust account totaling approximately $152,451,819. Subsequent to the redemptions, 5,032,874 shares of common stock remained in the trust account.

On March 21, 2022, an initial amount of $2,700,000 was drawn down from the Notes. $720,000 of the loan proceeds was deposited into our trust account in connection with extending the business combination completion window from the Original Termination Date until June 28, 2022. After the June 28, 2022, if we elect to continue to extend such date until December 28, 2022 (the “Final Extension Date”), we shall make a monthly deposit of $240,000 into the trust account each month for each monthly period, or portion thereof, until the Final Extension Date. We deposited $240,000 into the trust account on each of June 23, 2022, July 26, 2022, August 30, 2022, September 28, 2022, and October 28, 2022 to extend the business combination completion window to July 28, 2022, August 28, 2022, September 28, 2022, October 28, 2022, and November 28, 2022 (the “Extended Date”), respectively. We intend to make the final deposit of $240,000 to extend the date to consummate a business combination until the earlier of the closing of a business combination or December 28, 2022.

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

On March 21, 2022, March 23, 2022, April 4, 2022, April 27, 2022 and May 9, 2022, we entered into a series of unsecured senior promissory note agreements (“Note Agreements”) with several lenders affiliated with the our Sponsor, Viveon Health LLC and Rom Papadopoulos, the Chief Financial Officer of the Company, for up to an aggregate amount totaling $4.0 million (the “Notes”). The Notes do not bear interest and mature upon the earlier of (i) the closing of the our initial business combination, and (ii) December 31, 2022 (the “Maturity Date”). As of September 30, 2022, we had received $3.4 million of funding for the Notes.

In accordance with ASC 470-20-25-2, Debt with Conversion and Other Options - Debt Instruments with Detachable Warrants, the proceeds received upon issuing the Notes with a common stock warrant were allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance. The measurement of the common stock warrant fair value was determined utilizing a Monte Carlo simulation model considering all relevant assumptions current at the date of issuance. See Note 10 to the condensed consolidated financial statements for more details on the assumptions used. The portion of the proceeds so allocated to the warrants shall be accounted for as paid-in capital. The remainder of the proceeds shall be allocated to the debt instrument portion of the transaction.

Discounts to the principal amounts are included in the carrying value of the Notes and amortized to “Interest expense” over the remaining term of the underlying debt. During the three and nine months ended September 30, 2022, we recorded a $0 and $3,420,000 debt discount upon issuance of the Notes. The discount is amortized to interest expense over the term of the debt. For the three and nine months ended September 30, 2022, the amortization of the discount resulted in interest expense of $737,931 and $1,097,220, respectively.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the nine months ended September 30, 2022 and for the nine months ended September 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, and, after our initial public offering, identifying target companies for a business combination, conducting due diligence on such target companies and negotiating the Business Combination Agreement with Suneva, which will give effect to our initial business combination. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2022, we had a net loss of $2,384,891, which consisted of a loss on the change in fair value of warrant liability of $937,820, amortization of the debt discount of $737,931, professional fees of $703,829, operating costs of $203,072, and franchise tax expense of $32,868, partially offset by interest and dividend income on investments held in Trust Account of $230,042, and interest income on the operating bank account of $587.

For the three months ended September 30, 2021, we had net income of $1,285,615, which consisted of a gain on the fair value of warrant liability of $1,959,088, interest and dividend income on investments held in Trust Account of $5,124, and interest income on the operating bank account of $25, partially offset by professional fees of $296,169, operating costs of $282,098, and franchise tax expense of $100,355.

For the nine months ended September 30, 2022, we had a net loss of $3,434,552, which consisted of a loss on the issuance of subscription warrants of $3,209,183, professional fees of $1,881,977, amortization of the debt discount of $1,097,220, operating costs of $657,491, expensed issuance costs of $374,000, and franchise tax expense of $113,359, partially offset by a change in fair value of warrant liability of $3,589,427, interest and dividend income on investments held in Trust Account of $308,495, and interest income on the operating bank account of $756.

For the nine months ended September 30, 2021, we had net income of $2,989,039, which consisted of a gain on the fair value of warrant liability of $6,090,634, interest income on investments held in Trust Account of $15,205, and interest income on the operating bank account of $136, partially offset by professional fees of $2,036,764, operating costs of $775,343, stock compensation expense of $157,140, and franchise tax expense of $147,689.

Liquidity, Capital Resources, and Going Concern

For the nine months ended September 30, 2022, net cash used in operating activities was $1,480,143, which was due to a gain on the fair value of the warrant liability of $3,589,427, our net loss of $3,434,552, and interest and dividends earned on investments held in Trust Account of $308,495, offset in part by loss on the issuance of the subscription warrants of $3,209,183, amortization of the debt discount of $1,097,220 changes in working capital of $1,171,928, and expensed issuance costs of $374,000.

For the nine months ended September 30, 2021 net cash used in operating activities was $1,902,319, which was due to a gain on the change in fair value of warrant liability of $6,090,634 and interest and dividends earned on investments held in Trust Account of $15,205, offset in part by net income of $2,989,039, changes in working capital of $1,057,341, and stock compensation expense of $157,140.

For the nine months ended September 30, 2022 net cash provided by investing activities was $150,771,819 which resulted from cash withdrawn from Trust Account to pay redeeming stockholders of $152,451,819, offset in part by cash deposited for the extension contribution of $1,680,000.

There were no cash flows from investing activities for the nine months ended September 30, 2021.

For the nine months ended September 30, 2022, net cash used in financing activities was $149,400,819, which was due to the redemption of common stock of $152,451,819 and the payment of issuance costs of $369,000, offset in part by proceeds from note agreements payable of $3,420,000.

For the nine months ended September 30, 2021 net cash used in financing activities was $619,387, which was due to the payment of the other payable - related party of $364,880, the payment of the promissory note - related party of $228,758, and the payment of offering costs of $25,749.

As of September 30, 2022, we had cash and marketable securities in the trust account of $52,819,665. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions) to complete our initial business combination with Suneva. We may withdraw interest to pay taxes. During the nine months ended September 30, 2022, we did not withdraw any of the interest income from the Trust Account to pay for franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of September 30, 2022, we had cash and cash equivalents of $286,092 outside of the Trust Account and a working capital deficit of $4,157,625.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of September 30, 2022 and December 31, 2021.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. During the fiscal year ended December 31, 2021, the Company restated its audited financial statement as of December 31, 2020 and unaudited condensed financial statements as of and for the periods ended March 31, 2021 and June 30, 2021 to reclassify the Company’s redeemable common stock. In connection with the restatements, the Company identified a material weakness in its internal controls related to accounting for complex financial instruments. Subsequent to the aforementioned restatements, the Company determined that it had inappropriately accounted for the allocation of proceeds received in its initial public offering and did not appropriately recognize stock-based compensation related to the transfer of shares of common stock to members of the Company’s board of directors. This resulted in the restatement of the Company’s audited financial statement as of December 31, 2020 and unaudited condensed financial statements as of and for the periods ended June 30, 2021 and September 30, 2021. Subsequent to the aforementioned restatements, the Company determined it had inappropriately accounted for the remeasurement of common stock subject to possible redemption in connection with the Company’s deposit into the Trust Account on March 23, 2022 for the extension of the Company’s business combination period. This resulted in the restatement of the Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022. The control deficiencies related to the allocation of proceeds, stock-based compensation, and remeasurement of common stock subject to possible redemption represent a continuation of the previously identified material weakness related to accounting for complex financial instruments.

In addition, management concluded that a deficiency in internal control over financial reporting existed relating to the process of recording accounts payable and accrued expenses and that the failure to properly account for such accrued expenses constituted a material weakness as defined in the SEC regulations. This material weakness resulted in the restatement of the Company’s unaudited condensed financial statements as of and for the periods ended March 31, 2021, June 30, 2021, and September 30, 2021. As such, our Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of September 30, 2022.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, our Quarterly Reports on Form 10-Q filed with the SEC on June 13, 2022 and August 19, 2022, and our preliminary proxy statement/prospectus included in the registration statement on Form S-4/A filed with the SEC on September 20, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, other than as described below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022, our Quarterly Reports on Form 10-Q filed with the SEC on June 13, 2022 and August 19, 2022, and our preliminary proxy statement/prospectus included in the registration statement on Form S-4/A filed with the SEC on September 20, 2022.

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

Viveon Health Acquisition Corp.

Date: November 18, 2022	By:	/s/ Jagi Gill
Jagi Gill
Chief Executive Officer
(Principal Executive Officer)

Viveon Health Acquisition Corp.

Date: November 18, 2022	By:	/s/ Rom Papadopoulos
Rom Papadopoulos
Chief Financial Officer
(Principal Financial and Accounting Officer)