Form 10-K
period 2022-12-31
Viveon Health Acquisition Corp.
filed 2023-08-24
CIK 1823857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number 001-39827

VIVEON HEALTH ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-2788202
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

3480 Peachtree Road NE

2nd Floor - Suite #112

Atlanta, Georgia 30326

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that require a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The aggregate market value of the outstanding shares of the registrant’s common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the common stock on June 30, 2022, as reported on the Nasdaq Capital Market, was $103,157,271.

As of August 22, 2023, there were 6,648,665 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

VIVEON HEALTH ACQUISITION CORP.

2

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. The statements contained in this report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this report may include, for example, statements about our:

●	ability to complete our initial business combination;

●	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

●	potential ability to obtain additional financing to complete our initial business combination;

●	pool of prospective target businesses;

●	the ability of our officers and directors to generate a number of potential investment opportunities;

●	potential change in control if we acquire one or more target businesses for stock;

●	the potential liquidity and trading of our securities;

●	the lack of a market for our securities;

●	use of proceeds not held in the trust account established at Continental Stock Transfer & Trust Company in connection with its initial public offering (the “Trust Account”). or available to us from interest income on the Trust Account balance; and

●	financial performance following our initial public offering.

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

3

PART I

ITEM 1. BUSINESS

Introduction

Viveon Health Acquisition Corp. (“Viveon,” “we,” “us,” or “our”) is a Delaware company incorporated on August 7, 2020 as a blank check company for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, with one or more target businesses.

On December 28, 2020, Viveon consummated its initial public offering (the “IPO”) of 17,500,000 units (the “Units”), each Unit consisting of one share of common stock of the Company, par value $0.0001 per share (the “Common Stock”) and one redeemable warrant (“Warrant”), entitling the holder thereof to purchase one-half of a share of Common Stock at a price of $11.50 per whole share, and one right to receive one-twentieth (1/20) of a share of Common Stock. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $175,000,000. On December 28, 2020, the underwriters of the IPO, Chardan Capital Markets, LLC (“Chardan” or the “underwriters”) exercised the over-allotment option in full, and the closing occurred on December 30, 2020 when Viveon sold 2,625,000 Over-Allotment Option Units at a price of $10.00 per unit, generating additional gross proceeds of $26,250,000.

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

A total of $203,262,500 of the net proceeds from the sale of Units in the IPO and the private placement were placed in a trust account (the “Trust Account”) established for the benefit of the Company’s public stockholders at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee. At the time of the IPO, the Company’s amended and restated certificate of incorporation provided, among other things that none of the funds held in trust will be released from the Trust Account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of the Company’s initial business combination, (ii) the Company’s failure to consummate a business combination by 15 months from the consummation of the IPO (March 18, 2022), and (iii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend Viveon’s amended and restated certificate of incorporation (a) to modify the substance or timing of the ability of holders of Viveon’s public shares to seek redemption in connection with Viveon’s initial business combination or Viveon’s obligation to redeem 100% of its public shares if Viveon does not complete its initial business combination by 15 months from the consummation of the IPO (March 28, 2022) or (b) with respect to any other provision relating to stockholders’ rights or pre-business combination activity.

Extensions of Business Combination Period and Amendment to Our Certificate of Incorporation

First Extension and First Amendment

On March 18, 2022, the Company held a stockholder meeting to seek approval to amend the Company’s amended and restated certificate of incorporation (the “First Amendment”) to extend the date by which the Company has to consummate a business combination from March 28, 2022 (the “Original Termination Date”) to June 28, 2022. The First Amendment (i) extends the date by which we have to consummate a business combination for three months, from the Original Termination Date to June 30, 2022 and (ii) allows us, without another stockholder vote, to elect to extend the date to consummate a business combination on a monthly basis for up to six times by an additional one month each time after June 30, 2023, upon five days’ advance notice and the deposit of $240,000 per month prior to the applicable deadline, for a total of up to nine months after the Original Termination Date, unless the closing of the proposed business combination with Suneva Medical, Inc. or any potential alternative initial business combination shall have occurred.

The stockholders approved the First Amendment at the meeting.

On March 23, 2022, we filed the First Amendment with the Delaware Secretary of State. A copy of the First Amendment, as filed, is incorporated by reference into this Annual Report as Exhibit 3.2.

As a result of the First Amendment, on March 23, 2022, we also entered into an amendment (the “IMTA Amendment”) to the Investment Management Trust Agreement, dated as of December 22, 2020, with Continental Stock Transfer & Trust Company, as trustee (the “IMTA”). This IMTA Amendment amends and restates Sections 1(i), 7(c) and 7(j) of the IMTA to reflect the changes based on the First Amendment. A copy of the IMTA Amendment, is incorporated by reference into this Annual Report as Exhibit 10.18.

In connection with the First Amendment, the Company made a deposit into the Trust Account of $720,000 on March 23, 2022 and stockholders redeemed 15,092,126 shares resulting in redemption payments out of the Trust Account to such redeeming stockholders totaling approximately $152,451,819, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as franchise taxes, but not including any excise tax, since that date.

4

On each of June 23, 2022, July 26, 2022, August 30, 2022, September 28, 2022, October 28, 2022 and November 25, 2022, the Company deposited $240,000 into the Trust Account to extend the date to consummate a Business Combination through July 28, 2022, August 28, 2022, September 28, 2022, October 28, 2022, November 28, 2022 and December 28, 2022, respectively.

Second Extension and Second Amendment

Viveon held its 2022 Annual Meeting of Stockholders (“Annual Meeting”) on December 23, 2022 to seek approval to, among other things, amend the Company’s amended and restated certificate of incorporation (the “Second Amendment”), to allow the Company to extend the date to consummate a business combination from December 28, 2022 until June 30, 2023 (the “Second Extended Date”). The Second Amendment allows us to elect to extend the date to consummate a business combination on a monthly basis for up to six times by an additional one month each time after December 28, 2022, upon three calendar days’ advance notice and the deposit of $100,000 per month prior to the applicable deadline, until June 30, 2023, unless the closing of the proposed business combination with Suneva Medical, Inc. or any potential alternative initial business combination shall have occurred. The Stockholders approved the Second Amendment at the Annual Meeting.

On December 23, 2022, we filed the Second Amendment with the Delaware Secretary of State. A copy of the Second Amendment, as filed is incorporated by reference into this Annual Report as Exhibit 3.3.

In connection with the Second Amendment stockholders redeemed 3,188,100 shares resulting in redemption payments out of the Trust Account to pay such redeeming stockholders, totaling approximately $34,004,514, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as franchise taxes, but not including any excise tax, since that date.

As a result of the Second Amendment, on January 20, 2023 we also entered into an IMTA amendment that amends and restates Sections 1(i), 7(c) and 7(j) of the original IMTA to reflect the changes based on the Second Amendment. A copy of the amendment, is included as Exhibit 10.19 to this Annual Report.

In connection with the Second Amendment, on each of December 27, 2022, January 26, 2023, February 27, 2023, March 27, 2023 and April 28, 2023, the Company deposited $100,000 into the Trust Account to extend the date to consummate a Business Combination through January 31, 2023, February 28, 2023, March 31, 2023, April 30, 2023 and May 31, 2023, respectively. Viveon made a final deposit of $100,000 on May 24, 2023 for a one month extension until June 30, 2023.

Third Extension and Third Amendment

On June 22, 2023, the Company held a stockholder meeting (the “June 2023 Stockholders Meeting”) to seek approval to, among other things, to amend the Company’s amended and restated certificate of incorporation (the “Third Amendment”), to allow the Company to (i) initially extend the date by which the Company must consummate an initial business combination up to six times, each such extension for an additional one month period, until December 31, 2023, by depositing into the Trust Account, the amount of $85,000 for each one-month extension until December 31, 2023, and (ii) further extend the date by which the Company must consummate an initial business combination (without seeking additional approval from the stockholders) for up to an additional three months, from January 1, 2024 to March 31, 2024, with no additional deposits to be made into the Trust Account during such period, each such extension for an additional one month period, (the “Third Extended Date”), upon one calendar day advance notice to the Trustee, prior to the applicable monthly deadline, unless the closing of the proposed initial business combination with Clearday, Inc., or any potential alternative initial business combination shall have occurred prior to the Third Extended Date; and (B) to amend the Company’s IMTA, allowing the Company to (i) initially extend the date by which the Company must consummate an initial business combination up to six times, each such extension for an additional one month period, until December 31, 2023, by depositing into the Trust Account, the amount of $85,000 for each one-month extension until December 31, 2023, and (ii) further extend the date by which the Company must consummate an initial business combination (without seeking additional approval from the stockholders) for up to an additional three months, from January 1, 2024 to March 31, 2024, each such extension for an additional one month period, with no additional deposits to be made into the Trust Account during such period from January 1, 2024 through March 31, 2024. The Stockholders approved the Third Amendment at the June 2023 Stockholders Meeting.

On June 27, 2023, we filed the Third Amendment with the Delaware Secretary of State. A copy of the Third Amendment, as filed is incorporated by reference into this Annual Report as Exhibit 3.4.

In connection with the Third Amendment stockholders redeemed 227,359 shares resulting in redemption payments out of the Trust Account to pay such redeeming stockholders, totaling $2,498,947, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as franchise taxes, but not including any excise tax, since that date.

On June 27, 2023 and July 27, 2023, the Company deposited $85,000 in the Trust Account, to extend the date by which the Company can complete an initial business combination by one month to July 31, 2023 and August 31, 2023, respectively.

As a result of the Third Amendment, we also entered into an amendment to the IMTA, dated as of July 27, 2023, that amends and restates Sections 1(i), 7(c) and 7(j) of the original IMTA to reflect the change based on the Third Amendment. A copy of the amendment, is included as Exhibit 10.20 to this Annual Report.

Following all of the prior redemptions, the Company has 1,617,415 shares of public common stock outstanding, and approximately $17,777,323 remaining in the Trust Account as of the date hereof.

Termination of Merger Agreement

As disclosed in a Current Report on Form 8-K on January 12, 2022, Viveon Health Acquisition Corp., a Delaware corporation (“Viveon”), entered into a Merger Agreement (the “Old Merger Agreement”) by and among Viveon, VHAC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Viveon (“Old Merger Sub”), and Suneva Medical, Inc., a Delaware corporation (“Suneva”). Pursuant to the terms of the Merger Agreement, a business combination between Viveon and Suneva was proposed to be effected through the merger of Merger Sub with and into Suneva, with Suneva surviving the merger as a wholly owned subsidiary of Viveon (the “Old Merger”). At the time of the signing of the Merger Agreement, the board of directors of Viveon had (i) approved and declared advisable the Merger Agreement, the Old Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Old Merger Agreement and related transactions by the stockholders of Viveon.

On February 2, 2023, legal counsel for Viveon sent a letter informing Suneva’s legal counsel that Viveon decided, effective immediately, to unilaterally terminate the Old Merger Agreement pursuant to Sections 10.2(a) and 10.2 thereof, based upon material breaches of the Old Merger Agreement by Suneva. The termination letter was sent without prejudice and reserved all of Viveon, Old Merger Sub and Viveon Health, LLC (Viveon’s sponsor) rights, claims and remedies, specifically including those within the Old Merger Agreement, against Suneva and others associated with Suneva who participated in the merger discussions and arrangements, and waived none.

5

Funding for Extension and Working Capital

On March 21, 2022, March 23, 2022, April 4, 2022, April 27, 2022, May 9, 2022, October 27, 2022, and November 25, 2022, we entered into subscription agreements with several lenders for a loan of up to $4,000,000, in the aggregate (the “Subscription Agreements”).

Pursuant to the Subscription Agreements, we issued a series of unsecured senior promissory notes in the aggregate principal amount of up to $4,000,000 (the “Notes”) to the subscribers. Of the $4,000,000 in Notes, $1,955,000 was subscribed for by several related parties affiliated with our sponsor, Viveon Health LLC, and the balance in the amount of $2,045,000 was subscribed for by parties that are not related to our sponsor.

Pursuant to the terms of the Subscription Agreements, the subscribers also received warrants to purchase one share of our common stock for every $2.00 of the funded principal amount of the Notes up to 2,000,000 shares of our common stock, in the aggregate, at an exercise price of $11.50 per share, subject to adjustment (the “Subscription Warrants”). The Subscription Warrant term commences on the Exercise Date (as hereinafter defined) for a period of 49 months. The Subscription Warrants are exercisable commencing on the date of the initial business combination (the “Exercise Date”) and have a cashless exercise feature that is available at any time on or after the Exercise Date. Commencing on the date 13 months following the Exercise Date, the subscribers have the right, but not the obligation, to put the Subscription Warrants to us at a purchase price of $5.00 per share. We have agreed to file, within thirty (30) calendar days after the consummation of an initial business combination, a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock underlying the Subscription Warrants.

The Notes do not bear interest and mature upon the earlier of (i) the closing of our initial business combination, and (ii) December 31, 2022 (the “Maturity Date”). The Notes provide for a credit line up to the maximum amount of $4,000,000. We will not have the right to re-borrow any portion of any loans made under the Notes once repaid. As of December 31, 2022, a commitment fee in the amount of $400,000, equal to 10% of the maximum principal amount of the Note, had been paid to the subscribers, on a pro rata basis. In the event that we do not consummate a business combination by the Maturity Date, the Notes will be repaid only from amounts remaining outside of our Trust Account, if any. Subsequent to December 31, 2022, in connection with the Merger Agreement (as defined below) a majority of the holders of the Notes and Subscription Warrants have agreed to exchange such Notes and Subscription Warrants pursuant to the terms of an exchange agreement with Viveon dated as of May 1, 2023 (the Exchange Agreement”) for a separate series of Clearday senior convertible promissory notes (the “Clearday Senior Convertible Notes”). The Clearday Senior Convertible Notes bear 8% interest per annum and mature upon the earlier of (i) June 30, 2024, or (ii) the date of any Change in Control. Upon the consummation of the business combination and the exchange of the Subscription Agreements for the Clearday Senior Convertible Notes, the lenders will forfeit their Subscription Warrants as part of the exchange. One lender has chosen not to convert to Clearday Senior Convertible Notes. The balance owed to this lender under the Notes is considered due upon demand by the lender. As of the date of this filing of this Annual Report the lender has not requested payment of the Note.

On March 21, 2022, an initial amount of $2,700,000 was drawn down from the Notes. $720,000 of the loan proceeds was deposited into our Trust Account in connection with extending the business combination completion window from March 28, 2022 until June 28, 2022. After June 28, 2022, we elected to continue to extend such date until December 28, 2022 by making a monthly deposit of $240,000 into the Trust Account each month for each monthly period until December 28, 2022. See section titled “Extensions of Business Combination Period and Amendments to Our Certificate of Incorporation” of this Annual Report for further detail.

The entry into the Subscription Agreement and the terms of the Notes and Subscription Warrants was approved by the Audit Committee of the Board of Directors of the Company at a meeting held on March 21, 2022.

The foregoing descriptions of the Note, the Subscription Warrant and the Subscription Agreement are qualified in their entirety by reference to the full text of the Note, the Subscription Warrant and the Subscription Agreement, which are incorporated by reference into this Annual Report as Exhibit 10.15, Exhibit 10.16 and Exhibit 10.17, respectively. The foregoing description of the Exchange Agreement is qualified in its entirety by reference to the full text of the Exchange Agreement which filed as Exhibit 10.21 to this Annual Report.

Our Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “IPO Note”). This loan was non-interest bearing and payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. On January 13, 2021, we paid the $228,758 balance on the note from the proceeds of the Initial Public Offering. We no longer have the ability to borrow under the IPO Note.

Our Chief Financial Officer loaned the Company $75,000 to cover expenses related to ongoing operations, which was funded on December 27, 2022. This loan is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. The loan agreement was entered into on December 27, 2022.

As of December 31, 2022, and December 31, 2021, the outstanding balance of the loan was $75,000 and $0, respectively. Subsequent to December 31, 2022, our Chief Financial Officer loaned the Company an additional $555,000 through the date of this filing. These loans will be exchanged for Clearday Senior Convertible Notes upon consummation of the Company’s initial Business Combination.

Our Chief Executive Officer of the Company loaned the Company $100,000 to cover expenses related to ongoing operations, which was funded on April 2, 2023. This loan is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. The loan agreement was entered into on April 2, 2023. As of December 31, 2022, and December 31, 2021, the outstanding balance of the loan was $0, respectively.

Subsequent to December 31, 2022, three investors in our Sponsor, loaned the Company $100,000 in the aggregate, to cover expenses related to ongoing operations, funded on April 5, 2023, and April 7, 2023. These loans are non-interest bearing and payable upon consummation of the Company’s initial Business Combination. The loan agreements were entered into on April 5, 2023, and April 7, 2023. As of December 31, 2022, and December 31, 2021, the outstanding balance of the loans was $0, respectively.

On May 12, 2023, the Company entered into an unsecured promissory note with Clearday (the “Clearday Note”). The Clearday Note is non-interest bearing mature upon the earlier of (i) the first anniversary of the issuance date and (ii) December 31, 2022. Proceeds provided to us under the Clearday Note through the filing date were approximately $881,710 during fiscal year 2023. Funds in the Trust Account may not be used to repay the obligations under the Clearday Note. We used such funds for general working capital purposes. A copy of the Clearday Note is incorporated as Exhibit 10.22 of this Annual Report, and all references herein to the Clearday Note are qualified in their entirety by reference to the full text of such agreement.

Delinquent SEC Filings

As previously reported in a Form 12b-25 Notification of Late Filing filed the Company on May 16, 2022, the Company was delayed in filing with the Securities and Exchange Commission (the “SEC”) its Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (the “Form 10-Q”) because the financial statements could not be completed in sufficient time to solicit and obtain the necessary review of the Form 10-Q in a timely fashion prior to the due date of the report.

As of May 23, 2022 the Company remained unable to file the Form 10-Q. As a result, on May 24, 2022, in accordance with standard procedures related to the delayed filing of the Form 10-Q with the SEC, the Company received a late filer notification from the New York Stock Exchange stating that the Company is not in compliance with the NYSE American’s continued listing requirements under the timely filing criteria established in the NYSE American Company Guide. Under Section 1007 of the NYSE American Company Guide, the Company could be granted up to 12 months to cure the late filer deficiency. The initial six month period to regain compliance is automatic and the additional six months is only granted upon request by the Company and approval by the NYSE. The NYSE notice has no immediate effect on the listing or trading of the Company’s securities on the NYSE American. On June 13, 2022, the Company filed its 10-Q and fully regained compliance with the NYSE American’s continued listing requirements.

On April 18, 2023, the Company received a notice letter (the “Notice”) from the NYSE Regulation Department (the “Staff”) notifying the Company that, based upon the Company’s failure to timely file its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”) by the filing due date, April 17, 2023 (the “Filing Delinquency”), it was not in compliance with the New York Stock Exchange American’s continued listing requirements. The Company is now subject to the procedures and requirements set forth in Section 1007 of the New York Stock Exchange American (“NYSE American” or the “Exchange”) Company Guide (the “Company Guide”).

As indicated in the Notice, during the six-month period from the date of the Filing Delinquency (the “Initial Cure Period”), the Exchange will monitor the Company and the status of the Delinquent Report and any subsequent delayed filings, including through contact with the Company, until the Filing Delinquency is cured. If the Company fails to cure the Filing Delinquency within the Initial Cure Period, the Exchange may, in the Exchange’s sole discretion, allow the Company’s securities to be traded for up to an additional six-month period (the “Additional Cure Period”) depending on the Company’s specific circumstances. If the Exchange determines that an Additional Cure Period is not appropriate, suspension and delisting procedures will commence in accordance with the procedures set out in Section 1010 of the Company Guide. If the Exchange determines that an Additional Cure Period of up to six months is appropriate and the Company fails to file its delinquent report and any subsequent delayed filings by the end of that period, suspension and delisting procedures will generally commence.

The NYSE American may in its sole discretion decide (i) not to afford an issuer any Initial Cure Period or Additional Cure Period, as the case may be, at all or (ii) at any time during the Initial Cure Period or Additional Cure Period, to truncate the Initial Cure Period or Additional Cure Period, as the case may be, and immediately commence suspension and delisting procedures if the issuer is subject to delisting pursuant to any other provision of the Company Guide, including if the Exchange believes, in the Exchange’s sole discretion, that continued listing and trading of an issuer’s securities on the Exchange is inadvisable or unwarranted in accordance with Sections 1001-1006 of the Company Guide.

During the Initial Cure Period and the Additional Cure Period, if applicable, the Company’s securities will continue to trade on the Exchange, subject to the Company’s compliance with other continued listing requirements, with a late filer (“.LF”) indicator. The .LF indicator will be removed when the Company has regained compliance with all applicable continued listing standards.

As previously reported by the Company in its Form 12b-25 filed with the SEC on each of March 31, 2023, May 15, 2023 and August 14, 2023, the Company required additional time to finalize its financial statements.

Recent Developments

Merger Agreement with Clearday

On April 5, 2023, we entered into a Merger Agreement (the “Merger Agreement”), with Clearday, Inc., a Delaware corporation (“Clearday”) VHAC2 Merger Sub, Inc., a Delaware corporation (“New Merger Sub”), and our Sponsor in the capacity as the representative from and after the Effective Time (as defined in the Merger Agreement) for the stockholders of Viveon (other than the Clearday Stockholders (as defined in the Merger Agreement)) as of immediately prior to the Effective Time (and their successors and assigns) in accordance with the terms and conditions of the Merger Agreement, and Clearday SR LLC, a Delaware limited liability company, in the capacity as the representative from and after the Effective Time for the holders of Clearday Preferred Stock (as defined in the Merger Agreement) as of immediately prior to the Effective Time (and their successors and assigns) in accordance with the terms and conditions of the Merger Agreement. Pursuant to the terms of the Merger Agreement, a business combination between us and Clearday will be effected through the merger of New Merger Sub with and into Clearday, with Clearday surviving the merger as a wholly owned subsidiary of ours and we will change our name to “Clearday Holdings, Inc.” (the “Merger”). Our board of directors has (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement, the Merger and related transactions by our stockholders. Capitalized terms used herein but not defined shall have the meanings ascribed thereto in the Merger Agreement.

Consideration

Merger Consideration

The total consideration to be paid at Closing (the “Merger Consideration”) by us to Clearday security holders (and holders who have the right to acquire Clearday capital stock) will be an amount equal to $250 Million (plus the aggregate exercise price for all Clearday options and warrants). The Merger Consideration will be payable in shares of common stock, par value $0.0001 per share, of our common stock, valued at $10 per share.

Earnout Payments

In addition, the holders of Clearday preferred stock will have the contingent right to earn up to 5,000,000 shares of our common stock, in the aggregate (the “Earnout Shares”), if at any time during the period beginning on the date of the Closing (the “Closing Date”) and ending on the fifth anniversary of the Closing Date (the “Earnout Eligibility Period”), the Adjusted Net Income (as defined below) for any Earnout Period is a positive number for the first time during the Earnout Eligibility Period (the “Earnout Milestone”). Under the Merger Agreement, Adjusted Net Income means for any Earnout Period, the consolidated net income or loss for such period calculated in accordance with U.S. GAAP applied on a basis consistent with past practice, of (a) for periods prior to the Closing, the Company and its subsidiaries (the “Company Group”), and (b) for periods from and after the Closing, of us and our subsidiaries (including the Company Group), in each case before adjusting for the following to the extent deducted/added in calculating consolidated net income or loss: (1) interest expense/income; (2) income tax expense/tax credits; (3) depreciation and amortization; (4) transaction expenses; (5) extraordinary items; (6) any income or loss attributable to us that accrues in accordance with U.S. GAAP on or prior to the Closing Date; and (7) all gains or losses in connection with sales or dispositions of assets and investments not in the ordinary course of business.

If, following the Closing Date and prior to end of the Earnout Eligibility Period, there is a Change of Control, then, immediately prior to such Change of Control, all the Earnout Shares not yet earned shall be earned by the Clearday Earnout Holders and shall be released from escrow and delivered to the Clearday Earnout Holders, and the Clearday Earnout Holders shall be eligible to participate in such Change of Control transaction with respect to such Earnout Shares.

The Earnout Shares will be placed in escrow and will not be released from escrow until they are earned as a result of the occurrence of the Earnout Milestone or a Change of Control, if applicable. The Earnout Shares that are not earned on or before the expiration of the Earnout Eligibility Period shall be automatically forfeited and cancelled.

Treatment of Clearday Securities

Cancellation of Securities. Each share of Clearday capital stock, if any, that is owned by Viveon, New Merger Sub, Clearday, or any of their subsidiaries (as treasury stock or otherwise) immediately prior to the effective time of the Merger (the “Effective Time”), will automatically be cancelled and retired without any conversion or consideration.

Preferred Stock. At the Effective Time, each issued and outstanding share of Clearday’s Series F Cumulative Convertible Preferred Stock, par value $0.001 per share (“Clearday Series F Preferred Stock”) (other than any such shares of Clearday capital stock cancelled as described above and any dissenting shares), will be converted into the right to receive: (A) one (1) share of Parent New Series F Preferred Stock plus (B) a number of Earnout Shares in accordance with, and subject to the contingencies, set forth in the Merger Agreement.

Each issued and outstanding share of Clearday’s Series A Convertible Preferred Stock, par value $0.001 per share (“Clearday Series A Preferred Stock”) (other than any such shares of Clearday capital stock cancelled as described above and any dissenting shares), will be converted into the right to receive: (A) one (1) share of Parent New Series A Preferred Stock plus (B) a number of Earnout Shares in accordance with, and subject to the contingencies, set forth in the Merger Agreement.

Common Stock. At the Effective Time, each issued and outstanding share of Clearday’s common stock, par value $0.001 per share (“Clearday Common Stock”) (other than any such shares of Clearday capital stock cancelled as described above and any dissenting shares) will be converted into the right to receive a number of shares of Viveon Common Stock equal to the Conversion Ratio. The “Conversion Ratio” as defined in the Merger Agreement means an amount equal to (a)(i) the sum of $250 Million, plus the aggregate exercise or conversion price of outstanding Clearday’s stock options and warrants (excluding unvested options and options or warrants with an exercise or conversion price of $5.00 or more), divided by (ii) the number of fully diluted Clearday capital stock (including Company Preferred Stock, warrants, stock options, convertible notes, and any other convertible securities) (excluding unvested options and options or warrants with an exercise or conversion price of $5.00 or more and assuming a conversion price of Clearday subsidiary securities as provided in the Merger Agreement); divided by (b) $10.00.

Merger Sub Securities. Each share of common stock, par value $0.0001 per share, of New Merger Sub issued and outstanding immediately prior to the Effective Time will be converted into and become one newly issued share of common stock of the surviving corporation.

Stock Options. At the Effective Time, each outstanding option to purchase shares of Clearday Common Stock will be converted into an option to purchase, subject to substantially the same terms and conditions as were applicable under such options prior to the Effective Time, shares of Viveon Common Stock equal to the number of shares subject to such option prior to the Effective Time multiplied by the Conversion Ratio, at an exercise price per share of Viveon Common Stock equal to the exercise price per share of Clearday Common Stock subject to such option divided by the Conversion Ratio.

Warrants. Contingent on and effective as of immediately prior to the Effective Time, each outstanding warrant to purchase shares of Clearday Preferred Stock or Clearday Common Stock will be treated in accordance with the terms thereof.

Convertible Notes. Contingent on and effective as of immediately prior to the Effective Time, Clearday’s convertible notes outstanding as of immediately prior to the Effective Time, will be treated in accordance with the terms of the relevant agreements governing such convertible notes.

Subsidiary Capital Stock. At and as of the Effective Time, the Subsidiary Capital Stock will remain in full force and effect with the right to acquire the Company Common Stock with such adjustments noted in the terms of such Subsidiary Capital Stock.

Representations and Warranties

The Merger Agreement contains customary representations and warranties of the parties thereto with respect to, among other things, (a) corporate existence and power, (b) authorization to enter into the Merger Agreement and related transactions; subsidiaries, (c) governmental authorization, (d) non-contravention, (e) capitalization, (f) corporate records, (g) consents, (h) financial statements, (i) internal accounting controls, (j) absence of certain changes, (k) properties; title to assets, (l) litigation, (m) material contracts, (n) licenses and permits, (o) compliance with laws, (p) intellectual property, (q) privacy and data security, (r) employee matters and benefits, (s) tax matters, (t) real property, (u) environmental laws, (v) finders’ fees, (w) directors and officers, (x) anti-money laundering laws, (y) insurance, (z) related party transactions, and (aa) certain representations related to securities law and activity. Viveon has additional representations and warranties, including (a) issuance of shares, (b) trust fund, (c) listing, (d) board approval, (e) SEC documents and financial statements, (f) certain business practices, (g) expenses, indebtedness and other liabilities and (h) brokers and other advisors.

Covenants

The Merger Agreement includes customary covenants of the parties with respect to operation of their respective businesses prior to consummation of the Merger and efforts to satisfy conditions to consummation of the Merger. The Merger Agreement also contains additional covenants of the parties, including, among others, access to information, cooperation in the preparation of the Registration Statement and Proxy Statement (as each such terms are defined in the Merger Agreement) required to be filed in connection with the Merger and to obtain all requisite approvals of each party’s respective stockholders. Viveon and Clearday have each also agreed to include in the Proxy Statement the recommendation of its respective board that its stockholders approve all of the proposals to be presented at its respective special meeting. In addition, each of Viveon and Clearday have agreed to use commercially reasonable efforts to solicit and finalize definitive documentation for a committed equity in an aggregate amount that, together with the funds in the Trust Account after giving effect to potential redemptions from Viveon’s public stockholders, together with financing programs available to Clearday after the Closing, will provide to Clearday working capital to meet its short-term commercial development goals.

Viveon has also agreed to prepare a proxy statement to seek the approval of its stockholders (the “Extension Proposal”) to amend its organizational documents to extend the period of time Viveon is afforded under its organizational documents and IPO prospectus to consummate an initial business combination for an additional three months, from June 30,2023 to September 30, 2023 (or such earlier date as Viveon and Clearday may agree in writing).

Each party’s representations, warranties and pre-Closing covenants will not survive Closing and no party has any post-Closing indemnification obligations.

Viveon Equity Incentive Plan

Viveon has agreed to approve and adopt an equity incentive plan (the “Incentive Plan”) to be effective as of the Closing and in a form mutually acceptable to Viveon and Clearday, subject to approval of the Incentive Plan by the Viveon stockholders. The Incentive Plan will provide for an initial aggregate share reserve equal to 8% of the number of shares of Viveon Common Stock issued and outstanding at the Closing and an “evergreen” provision that is mutually agreeable to Viveon and Clearday will provide for an automatic increase on the first day of each fiscal year in the number of shares available for issuance under the Incentive Plan as mutually determined by Viveon and Clearday.

Non-Solicitation Restrictions

Each of Viveon and Clearday has agreed that from the date of the Merger Agreement to the Effective Time or, if earlier, the valid termination of the Merger Agreement in accordance with its terms, it will not initiate any negotiations with any party relating to an Alternative Transaction (as such term is defined in the Merger Agreement) or enter into any agreement relating to such a proposal, other than as expressly excluded from the definition of an Alternative Transaction. Each of Viveon and Clearday has also agreed to be responsible for any acts or omissions of any of its respective representatives that, if they were the acts or omissions of Viveon and Clearday, as applicable, would be deemed a breach of the party’s obligations with respect to these non-solicitation restrictions.

Conditions to Closing

The consummation of the Merger is conditioned upon, among other things, (i) the absence of any applicable law or order restraining, prohibiting or imposing any condition on the consummation of the Merger and related transactions, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) receipt of any consent, approval or authorization required by any Authority (as defined in the Merger Agreement), (iv) Viveon having net tangible assets of at least $5,000,001 (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act), unless Viveon’s amended and restated certificate of incorporation shall have been amended to remove such requirement prior to or concurrently with the Closing, (v) approval by Clearday’s stockholders of the Merger and related transactions, (vi) approval by Viveon’s stockholders of the Merger and related transactions, (vii) the conditional approval for listing by NYSE American (or an alternate exchange) of the shares of Viveon Common Stock to be issued in connection with the transactions contemplated by the Merger Agreement and satisfaction of initial and continued listing requirements, and (viii) the Registration Statement becoming effective in accordance with the provisions of the Securities Act of 1933, as amended (“Securities Act”).

Solely with respect to Viveon and New Merger Sub, the consummation of the Merger is conditioned upon, among other things, (i) Clearday having duly performed or complied with all of its obligations under the Merger Agreement in all material respects, (ii) the representations and warranties of Clearday, other than certain fundamental representations as defined in the Merger Agreement, being true and correct in all respects unless failure would not have or reasonably be expected to have a Material Adverse Effect (as defined in the Merger Agreement) on Clearday or any of its subsidiaries, (iii) certain fundamental representations, as defined in the Merger Agreement, being true and correct in all respects, other than de minimis inaccuracies, (iv) no event having occurred that would result in a Material Adverse Effect on Clearday or any of its subsidiaries, (v) Clearday and its securityholders having executed and delivered to Viveon each Additional Agreement (as defined in the Merger Agreement) to which they each are a party and (vi) Clearday delivering certain certificates to Viveon.

Solely with respect to Clearday, the consummation of the Merger is conditioned upon, among other things, (i) Viveon and New Merger Sub having duly performed or complied with all of their respective obligations under the Merger Agreement in all material respects, (ii) the representations and warranties of Viveon and New Merger Sub, other than certain fundamental representations as defined in the Merger Agreement, being true and correct in all respects unless failure to be true and correct would not have or reasonably be expected to have a Material Adverse Effect on Viveon or New Merger Sub and their ability to consummate the Merger and related transactions, (iii) certain fundamental representations, as defined in the Merger Agreement, being true and correct in all respects, other than de minimis inaccuracies, (iv) no event having occurred that would result in a Material Adverse Effect on Viveon or New Merger Sub, (v) the Amended Parent Charter (as defined in the Merger Agreement) being filed with, and declared effective by, the Delaware Secretary of State, (vi) Viveon delivering certain certificates to Clearday, (vii) the size and composition of the post-Closing board of directors of Viveon having been appointed as set forth in the Merger Agreement and (viii) Viveon, Viveon Health LLC and other stockholders, as applicable, having executed and delivered to Clearday each Additional Agreement to which they each are a party.

Termination

The Merger Agreement may be terminated at any time prior to the Effective Time as follows:

(i) by either Viveon or Clearday, if (A) the Merger and related transactions are not consummated on or before the latest of (i) June 30, 2023, (ii) if the Extension Proposal is approved, September 30, 2023 and (iii) if one or more extensions to a date following September 30, 2023 are obtained at the election of Viveon, with Viveon stockholder vote, in accordance with the Viveon’s amended and restated certificate of incorporation, the last date for Viveon to consummate a business combination pursuant to such extensions; and (B) the material breach or violation of any representation, warranty, covenant or obligation under the Merger Agreement by the party seeking to terminate the Merger Agreement was not the cause of, or resulted in, the failure of the Closing to occur on or before the Outside Closing Date, without liability to the other party;

(ii) by either Viveon or Clearday, if any Authority has issued any final decree, order, judgment, award, injunction, rule or consent or enacted any law, having the effect of permanently enjoining or prohibiting the consummation of the Merger, provided that, the party seeking to terminate cannot have breached its obligations under the Merger Agreement and such breach was a substantial cause of, or substantially resulted in, such action by the Authority; and

(iii) by mutual written consent of Viveon and Clearday duly authorized by each of their respective boards of directors.

The Merger Agreement and other agreements described below have been included to provide investors with information regarding their respective terms. They are not intended to provide any other factual information about Viveon, Clearday or the other parties thereto. In particular, the assertions embodied in the representations and warranties in the Merger Agreement were made as of a specified date, are modified or qualified by information in one or more disclosure letters prepared in connection with the execution and delivery of the Merger Agreement, may be subject to a contractual standard of materiality different from what might be viewed as material to investors, or may have been used for the purpose of allocating risk between the parties. Accordingly, the representations and warranties in the Merger Agreement are not necessarily characterizations of the actual state of facts about Viveon, Clearday or the other parties thereto at the time they were made or otherwise and should only be read in conjunction with the other information that Viveon or Clearday makes publicly available in reports, statements and other documents filed with the SEC. Viveon and Clearday investors and securityholders are not third-party beneficiaries under the Merger Agreement.

Certain Related Agreements

Parent Support Agreements. Concurrently with the execution of the Merger Agreement, Viveon, Clearday and the Sponsor and the officers and directors of Viveon entered into a support agreement (the “Parent Support Agreement”) pursuant to which the Sponsor and the officers and directors of Viveon have agreed to vote all shares of Viveon common stock beneficially owned by them, including any additional shares of Viveon they acquire ownership of or the power to vote: (i) in favor of the Merger and related transactions, (ii) against any action reasonably be expected to impede, delay, or materially and adversely affect the Merger and related transactions, and (iii) in favor of an extension of the period of time Viveon is afforded to consummate an initial business combination.

Company Support Agreements. Concurrently with the execution of the Merger Agreement, Viveon, Clearday and certain stockholders of Clearday entered into a support agreement (the “Company Support Agreement”), pursuant to which such Clearday stockholders have agreed to vote all common and preferred stock of Clearday beneficially owned by them, including any additional shares of Clearday they acquire ownership of or the power to vote, in favor of the Merger and related transactions and against any action reasonably be expected to impede, delay, or materially and adversely affect the Merger and related transactions.

Lock-Up Agreements. In connection with the Closing, certain Clearday stockholders will each agree, subject to certain customary exceptions, not to (i) offer, sell contract to sell, pledge or otherwise dispose of, directly or indirectly, any Lockup Shares, (ii) enter into a transaction that would have the same effect, (iii) enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of the Lock-Up Shares or otherwise, (iv) engage in any short sales or other arrangement with respect to the Lock-Up Shares or (v) publicly announce any intention to effect any transaction specified in clause (i), (ii) or (iii) until the date that is six months after the Closing Date (the “Lock-Up Period”). The term “Lockup Shares” mean the Merger Consideration Shares and the Earnout Shares, if any, whether or not earned prior to the end of the Lock-up Period, together with any other shares of Viveon Common Stock, and including any securities convertible into, or exchangeable for, or representing the rights to receive Viveon Common Stock, if any, acquired during the Lock-up Period. If the closing price of Viveon Common Stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period following the Closing Date, 50% of the Lock-up Shares will be released from the lock-up. The existing escrow provisions of Viveon Common Stock held by certain stockholders will remain in effect.

Amended and Restated Registration Rights Agreement. At the Closing, Viveon will enter into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”) with certain existing stockholders of Viveon and Clearday with respect to their shares of Viveon Common Stock acquired before or pursuant to the Merger, and including the shares issuable on conversion of the warrants issued to the Sponsor in connection with Viveon’s initial public offering and any shares issuable on conversion of loans or other convertible securities. The agreement amends and restates the registration rights agreement Viveon entered into on December 22, 2020 in connection with its initial public offering. Subject to the Lock-Up Agreements described above, the holders of a majority of the shares held by the existing Viveon stockholders, and the holders of a majority of the shares held by the Clearday stockholders will each be entitled to make one demand that the Company register such securities for resale under the Securities Act, or two demands each if Viveon is eligible to use Form S-3 or a similar short-form registration statement. In addition, the holders will have certain “piggy-back” registration rights that require Viveon to include such securities in registration statements that Viveon otherwise files. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering Viveon’s securities. Viveon will bear the expenses incurred in connection with the filing of any such registration statements.

The foregoing descriptions of agreements and the transactions and documents contemplated thereby are not complete and are subject to and qualified in their entirety by reference to the Merger Agreement, form of Parent Support Agreement, form of Company Support Agreement, form of Lock-Up Agreement, and form of Amended and Restated Registration Rights Agreement, copies of which were filed on April 11, 2023 with a Current Report on Form 8-K as Exhibits 2.1, 10.1, 10.2, 10.3, and 10.4, respectively, and the terms of which are incorporated by reference herein.

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

Rom Papadopoulos, M.D. is our Chief Financial Officer. Dr. Papadopoulos has more than 25 years of healthcare investment and operational experience. From 2006 to June 2020, Dr. Papadopoulos was the Founder and Sole Proprietor of Intuitus Capital, a private equity firm actively investing in the healthcare sector. At Intuitus, he led investments in more than 30 companies with a total of more than $700 million in enterprise value. Prior to founding Intuitus Capital, Dr. Papadopoulos was Chief Financial Officer, Chief Operations Officer, Corporate Executive Vice President and Corporate Secretary of Global Energy Holdings (NYSE Amex: GNH). While at GNH, he created and executed the company’s repositioning from traditional markets to renewable energy. He was responsible for coordinating all aspects of the financial management of the company including cash management and treasury, risk management, audit functions, SEC reporting and compliance as well as HR functions and employee policies. Dr. Papadopoulos was an early investor in Tenex Health Inc., a medical device company engaged in the manufacturing and sale of minimally invasive high frequency technology used to perform percutaneous tenotomy and fasciotomy. He eventually became the interim CFO for the company until September 2013. In this capacity, he was an integral part of the team seeking and completing acquisitions for the company. From 2002 to 2006, Dr. Papadopoulos was the Managing Director and head of healthcare investment banking for Caymus Partners, a middle market investment banking firm. Dr. Papadopoulos received his medical degree (M.D.) from the Aristotelian University of Thessaloniki, Greece, Medical School in 1985 and conducted his post-graduate training in Pediatrics at Emory University in 1986. We believe that Dr. Papadopoulos is qualified to sit on our board due to his years of experience in the healthcare industry, as a clinician as well as an investor who possesses unique insight into medical technology assets, in addition to his strong financial credentials.

Demetrios (Jim) G. Logothetis, is one of our directors and served as Senior Advisor in the Department of Housing and Urban Development (HUD) Office of the Assistant Secretary and Chief Financial Officer where he led the Audit Coordination Committee for Ginnie Mae, a government corporation within HUD from May 2020 to November 2020. Mr. Logothetis retired from Ernst & Young (EY) effective in June 2019 extending three years beyond normal retirement at the request of the EY Executive Board. Throughout his forty-year career with EY, from January 1979 to June 2019, Mr. Logothetis served some of EY’s largest global clients as lead audit partner, and fulfilled senior leadership roles within the firm, from offices in Chicago, Frankfurt Germany, New York, London England, and Atlanta. As of May 2023, Mr. Logothetis has served as a member of the Board of Directors of the Republic Bank of Chicago. Mr. Logothetis has served over the years on the boards of several non-profit organizations, including The National Board of the Boys & Girls Clubs of Americas where he served on the audit committee; The Archbishop Lakovos Leadership 100 Endowment Fund where he serves as Chairman, The American College of Greece where he served as Chairman of the Board of Trustees; Global Economics where he serves as a member of the advisory board and Cross-Country Consulting where he serves as a member of the advisory board, National Hellenic Museum where he serves on the Board. Mr. Logothetis is the founder and Chairman of the Board of Trustees of the Hellenic American Academy, one of the largest Greek American schools in the United States; and founding Chairman of the Foundation for Hellenic Education and Culture. Mr. Logothetis holds an M.B.A. degree in Accounting, Finance and International Business from The University of Chicago Booth Graduate School of Business and a B.S.C degree in Accountancy from DePaul University. Mr. Logothetis is also a Certified Public Accountant and a Certified Management Accountant. Mr. Logothetis has taught many EY training programs as well as graduate accounting classes at DePaul University. Mr. Logothetis served for several years on the DePaul University, Richard H. Driehaus College of Business advisory council, and since 2017 on the board of Trustees of the University as vice-chair, and then chair of the audit committee and member of the finance committee. Mr. Logothetis has also served as a member of the Trusteeship and Finance Committees for DePaul University.

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

Investment Criteria

Consistent with our strategy, we have identified the following criteria to evaluate prospective target businesses. Although we may decide to enter into our initial business combination with a target business that does not meet the criteria described below, it is our intention to acquire companies that we believe:

●	have a clinical or other competitive advantage in the markets in which they operate and which can benefit from access to additional capital as well as our industry relationships and expertise;

●	will likely be well received by public investors and experience substantial increase in valuation as a result of a public listing and access to the public markets;

●	are ready to be public, with strong management, corporate governance and reporting policies in place;

●	will be able to take full advantage of the use of public securities as a means to engage in further substantial acquisitions in the highly fragmented medical technology and device industry;

●	have significant embedded and/or underexploited growth opportunities that will drive value;

●	growing at or above industry market rates; and

●	will offer attractive risk-adjusted equity returns for our stockholders.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We currently maintain our executive offices at 3480 Peachtree Road NE 2nd Floor - Suite #112 Atlanta, Georgia 30326. Our sponsor is making this space available to us for a monthly fee of $20,000. We consider our current office space adequate for our current operations.

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

Holders of Record

As of the date of this filing, there was an aggregate of 5,031,250 shares of Common Stock issued and outstanding held by our sponsor, Viveon Health LLC, our independent directors, and a former independent director as the only stockholders of record. The number of record holders does not include beneficial owners of shares of Common Stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies held through Cede & Co.

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

None.

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

A total of $203,262,500 of the net proceeds from the sale of Units in the IPO and the private placement were placed in a trust account established for the benefit of our public stockholders at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “Trust Account”). At the time of the IPO, our initial amended and restated certificate of incorporation provided that, none of the funds held in trust will be released from the Trust Account, other than interest income to pay any tax obligations until the earlier of (i) the consummation of our initial business combination, (ii) our failure to consummate a business combination by 15 months after the IPO, and (iii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (a) to modify the substance or timing of the ability of holders of our public shares to seek redemption in connection with our initial business combination or our obligation to redeem 100% of our public shares if we do not complete our initial business combination by 15 months after the IPO, or (b) with respect to any other provision relating to stockholders’ rights or pre-business combination activity.

As previously disclosed under the section titled “Extensions of Business Combination Period and Amendments to Our Certificate of Incorporation” to this Annual Report, our stockholders voted to amend our amended and restated certificate on three occasions resulting in 18,507,585 shares being redeemed since the IPO and $188,955,280 paid from the Trust Account to the redeeming stockholders.

As of the date of this filing, the Company has 1,617,415 shares of public common stock outstanding, and approximately $17,777,323 remains in the Trust Account.

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

On January 12, 2022, we entered into a merger agreement (the “Old Merger Agreement”) with VHAC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Old Merger Sub”), and Suneva Medical, Inc., a Delaware corporation (“Suneva”). Pursuant to the terms of the Old Merger Agreement, a business combination between the Company and Suneva will be consummated through the merger of Old Merger Sub with and into Suneva, with Suneva surviving the merger as a wholly owned subsidiary of the Company (the “Old Merger”). On February 2, 2023, legal counsel for Viveon sent a letter informing Suneva’s legal counsel that Viveon decided, effective immediately, to unilaterally terminate the Old Merger Agreement pursuant to Sections 10.2(a) and 10.3 thereof, based upon material breaches of the Old Merger Agreement by Suneva. The termination letter was sent without prejudice and reserved all of Viveon, Old Merger Sub and Viveon Health, LLC (Viveon’s sponsor) rights, claims and remedies, specifically including those within the Old Merger Agreement, against Suneva and others associated with Suneva who participated in the merger discussions and arrangements, and waived none.

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

On March 18, 2022, stockholders elected to redeem 15,092,126 shares of our common stock, resulting in redemption payments out of the trust account totaling approximately $152,451,819. Subsequent to the redemptions, 5,032,874 shares of common stock remained in the trust account.

On March 21, 2022, an initial amount of $2,700,000 was drawn down from the Notes. $720,000 of the loan proceeds was deposited into our trust account in connection with extending the business combination completion window from the Original Termination Date until June 28, 2022. After June 28, 2022, we elected to continue to extend such date until December 28, 2022 (the “December Extension Date”), by making a monthly deposit of $240,000 into the trust account each month for each monthly period, until the December Extension Date. We deposited $240,000 into the trust account on each of June 23, 2022, July 26, 2022, August 30, 2022, September 28, 2022, October 28, 2022, and November 25, 2022 to extend the business combination completion window to July 28, 2022, August 28, 2022, September 28, 2022, October 28, 2022, November 28, 2022, and December 28, 2022, respectively.

On December 23, 2022, the Company held its 2022 Annual Meeting of the Stockholders in which they voted to extend the date to consummate a business combination on a monthly basis for up to six times by an additional one month each time for a total of up to six months from December 28, 2022 until June 30, 2023 (the “Second Extended Date”), upon three calendar days’ advance notice prior to the applicable monthly deadline, unless the closing of any potential initial business combination shall have occurred prior to the Second Extended Date.

On each of December 27, 2022, January 26, 2023, February 27, 2023, March 27, 2023 and April 28, 2023, the Company deposited $100,000 into the Trust Account to extend the date to consummate a Business Combination through January 31, 2023, February 28, 2023, March 31, 2023, April 30, 2023 and May 31, 2023 (the “Extended Date”), respectively. Viveon made a final deposit of $100,000 on May 24, 2023 for a one month extension until June 30, 2023.

On December 23, 2022, stockholders elected to redeem 3,188,100 Public Shares, resulting in a redemption payable as of December 31, 2022 of $34,004,514 included in common stock tendered for redemption on the consolidated balance sheet. On January 25, 2023, redemption payments out of the trust account totaled $34,004,514. Subsequent to the redemptions, 1,844,774 shares of common stock remained in the trust account.

On June 22, 2023, the Company held a stockholder meeting to amend the Company’s Amended and Restated Certificate of Incorporation, to allow the Company, without another stockholder vote, to elect to extend the date to consummate a business combination on a monthly basis for up to six times by an additional one month until December 31, 2023, by depositing $85,000 into the trust account  and (ii) further extend the date by which the Company must consummate an initial business combination (without seeking additional approval from the stockholders) for up to an additional three months, from January 1, 2024 to March 31, 2024, with no additional deposits to be made into the Trust Account during such period, each such extension for an additional one month period, (the “Third Extended Date”). The Company has deposited the initial payment of $85,000 into the Trust Account to extend the date by which the Company can complete an initial business combination by one month to July 31, 2023.

On June 22, 2023, stockholders elected to redeem 227,359 Public Shares, resulting in a redemption of $2,498,947 from the Trust Account. Subsequent to the redemptions, 1,617,415 Public Shares remained.

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

On December 28, 2022, we filed an amendment to our amended and restated certificate of incorporation with the Delaware Secretary of State (the “Second Amendment”) The Second Amendment extends the date by which we have to consummate a business combination on a monthly basis for a total of up to six months from December 28, 2022 until June 30, 2023 unless the closing of the proposed Business Combination with Suneva, or any potential alternative initial business combination shall have occurred prior to June 30, 2023. Thereafter, we deposited $100,000 for each such monthly period. As disclosed in the Current Report on Form 8-K filed on December 28, 2022, the Amendment was approved by our stockholders at our Annual Meeting of Stockholders held on December 28, 2022.

On June 27, 2023, we filed a third amendment to our amended and restated certificate of incorporation with the Delaware Secretary of State (the “Third Amendment”). The Third Amendment allows us, to (i) initially extend the date by which the Company must consummate an initial business combination up to six times, each such extension for an additional one month period, until December 31, 2023, by depositing into the trust account established in connection with the Company’s initial public offering (the “Trust Account”) the amount of $85,000 for each one-month extension until December 31, 2023, and (ii) further extend the date by which the Company must consummate an initial business combination (without seeking additional approval from the stockholders) for up to an additional three months, from January 1, 2024 to March 31, 2024, with no additional deposits to be made into the Trust Account during such period, each such extension for an additional one month period, (the “Third Extended Date”), upon one calendar day advance notice to Continental Stock Transfer & Trust Company (the “Trustee”), prior to the applicable monthly deadline, unless the closing of the proposed initial business combination with Clearday, Inc., or any potential alternative initial business combination shall have occurred prior to the Third Extended Date.

On March 21, 2022, March 23, 2022, April 4, 2022, April 27, 2022, May 9, 2022, October 27, 2022, and November 25, 2022, we entered into subscription agreements with several lenders for a loan of up to $4,000,000, in the aggregate (the “Subscription Agreements”).

Pursuant to the Subscription Agreements, we issued a series of unsecured senior promissory notes in the aggregate principal amount of up to $4,000,000 (the “Notes”) to the subscribers. Of the $4,000,000 in Notes, $1,955,000   was subscribed for by several related parties affiliated with our sponsor, Viveon Health LLC, and the balance in the amount of $2,045,000 was subscribed for by parties that are not related to our sponsor.

Pursuant to the terms of the Subscription Agreements, the subscribers also received warrants to purchase one share of our common stock for every $2.00 of the funded principal amount of the Notes up to 2,000,000 shares of our common stock, in the aggregate, at an exercise price of $11.50 per share, subject to adjustment (the “Subscription Warrants”). The Subscription Warrant term commences on the Exercise Date (as hereinafter defined) for a period of 49 months. The Subscription Warrants are exercisable commencing on the date of the initial business combination (the “Exercise Date”) and have a cashless exercise feature that is available at any time on or after the Exercise Date. Commencing on the date 13 months following the Exercise Date, the subscribers have the right, but not the obligation, to put the Subscription Warrants to us at a purchase price of $5.00 per share. We have agreed to file, within thirty (30) calendar days after the consummation of an initial business combination, a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock underlying the Subscription Warrants.

The Notes do not bear interest and mature upon the earlier of (i) the closing of our initial business combination, and (ii) December 31, 2022 (the “Maturity Date”). The Notes provide for a credit line up to the maximum amount of $4,000,000. We will not have the right to re-borrow any portion of any loans made under the Notes once repaid  . As of December 31, 2022, a commitment fee in the amount of $400,000, equal to 10% of the maximum principal amount of the Note, had been paid to the subscribers, on a pro rata basis. In the event that we do not consummate a business combination by the Maturity Date, the Notes will be repaid only from amounts remaining outside of our Trust Account, if any. Subsequent to December 31, 2022, in connection with the Merger Agreement (as defined below) a majority of the holders of the Notes and Subscription Warrants have agreed to exchange such Notes and Subscription Warrants pursuant to the terms of an exchange agreement with Viveon dated as of May 1, 2023 (the Exchange Agreement”) for a separate series of Clearday senior convertible promissory notes (the “Clearday Senior Convertible Notes”). The Clearday Senior Convertible Notes bear 8% interest per annum and mature upon the earlier of (i) June 30, 2024, or (ii) the date of any Change in Control. Upon the consummation of the business combination and the exchange of the Subscription Agreements for the Clearday Senior Convertible Notes, the lenders will forfeit their Subscription Warrants as part of the exchange. One lender has chosen not to convert to Clearday Senior Convertible Notes. The balance owed to this lender under the Notes is considered due upon demand by the lender. As of the date of this filing of this Annual Report the lender has not requested payment of the Note. Pursuant to a warrant cancellation and forfeiture agreement dated as of August 16, 2023, one of the Company’s directors agreed to forfeit for cancellation 89,029 of the warrant shares underlying the warrant issued to an affiliate that he controls in connection with the Notes described above.

In accordance with ASC 470-20-25-2, Debt with Conversion and Other Options - Debt Instruments with Detachable Warrants, the proceeds from the issuance of the Notes were allocated to the Notes and Subscription Warrants using the with-and-without method. Under this method, the Company first allocated the proceeds from the issuance of the Notes to the Subscription Warrants based on their initial fair value measurement. The measurement of the Subscription Warrants fair value was determined utilizing a Monte Carlo simulation model considering all relevant assumptions current at the dates of issuance. See Note 10 to the consolidated financial statements for more details on the assumptions used. The initial fair value of certain Subscription Warrants exceeded the proceeds received from the issuance of the Notes. In these instances, the proceeds allocated to the Notes were nil, and the Company recognized a loss on the issuance of those Subscription Warrants. In other instances, the fair value of Subscription Warrants did not exceed the proceeds received from the issuance of the Notes. As such a portion of the proceeds equal to the fair value of the Subscription Warrants on the date of issuance was allocated to the Subscription Warrants. The remaining proceeds were allocated to the Notes issued.

Discounts to the principal amounts are included in the carrying value of the Notes and amortized to “Interest expense” over the remaining term of the underlying debt to the Original Maturity Date. During the years ended December 31, 2022 and 2021, we recorded a $3,645,777 and $0 debt discount upon issuance of the Notes. The discount is amortized to interest expense over the term of the debt to the Original Maturity Date. For the years ended December 31, 2022 and 2021, the amortization of the discount resulted in interest expense of $3,645,777 and $0, respectively.

Our Sponsor agreed to loan the Company an aggregate of up to $500,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “IPO Note”). This loan was non-interest bearing and payable on the earlier of March 31, 2021 or the completion of the Initial Public Offering. On January 13, 2021, we paid the $228,758 balance on the note from the proceeds of the Initial Public Offering. We no longer have the ability to borrow under the IPO Note.

Our Chief Financial Officer loaned the Company $75,000 to cover expenses related to ongoing operations, which was funded on December 27, 2022. This loan is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. The loan agreement was entered into on December 27, 2022.

As of December 31, 2022, and December 31, 2021, the outstanding balance of the loan was $75,000 and $0, respectively. Subsequent to December 31, 2022, our Chief Financial Officer loaned the Company an additional $555,000 through the date of this filing. These loans will be exchanged for Clearday Senior Convertible Notes upon consummation of the Company’s initial Business Combination

Our Chief Executive Officer of the Company loaned the Company $100,000 to cover expenses related to ongoing operations, which was funded on April 2, 2023. This loan is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. The loan agreement was entered into on April 2, 2023. As of December 31, 2022, and December 31, 2021, the outstanding balance of the loan was $0, respectively.

Subsequent to December 31, 2022, three investors in our Sponsor, loaned the Company $100,000 in the aggregate, to cover expenses related to ongoing operations, funded on April 5, 2023, and April 7, 2023  . These loans are non-interest bearing and payable upon consummation of the Company’s initial Business Combination. The loan agreements were entered into on April 5, 2023, and April 7, 2023. As of December 31, 2022, and December 31, 2021, the outstanding balance of the loans was $0, respectively.

On May 12, 2023, we entered into an unsecured promissory note with Clearday (the “Clearday Note”). The Clearday Note is non-interest bearing mature upon the earlier of (i) the first anniversary of the issuance date and (ii) December 31, 2022. Proceeds provided to us under the Clearday Note through the filing date were approximately $881,710 during fiscal year 2023. Funds in the Trust Account may not be used to repay the obligations under the Clearday Note. We used such funds for general working capital purposes. A copy of the Clearday Note is incorporated as Exhibit 10.22 of this Annual Report, and all references herein to the Clearday Note are qualified in their entirety by reference to the full text of such agreement.

Recent Developments

Merger Agreement with Clearday

On April 5, 2023, the Company entered into a Merger Agreement (the “Merger Agreement”), by and among Viveon, Clearday, Inc., a Delaware corporation (the “Clearday”), VHAC2 Merger Sub, Inc., a Delaware corporation (“New Merger Sub”), Viveon Health LLC, a Delaware limited liability Company, in the capacity as the representative from and after the effective time for the stockholders of the Company (other than the Company Stockholders (as defined in the Merger Agreement)) as of immediately prior to the effective time (and their successors and assigns) in accordance with the terms and conditions of the Merger Agreement, and Clearday SR LLC, a Delaware limited liability company, in the capacity as the representative from and after the effective time for the holders of Company preferred stock as of immediately prior to the effective time (and their successors and assigns) in accordance with the terms and conditions of the Merger Agreement. Pursuant to the terms of the Merger Agreement, a business combination between the Company and Clearday will be consummated through the merger of New Merger Sub with and into Clearday, with Clearday surviving the merger as a wholly owned subsidiary of the Company and the Company will change its name to “Clearday Holdings, Inc.” (the “Merger”). The board of directors of the Company has (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement, the Merger and related transactions by the stockholders of Company. Capitalized terms used herein but not defined shall have the meanings ascribed thereto in the Merger Agreement.

Consideration

Merger Consideration

The total consideration to be paid at closing (the “Merger Consideration”) by the Company to Clearday security holders (and holders who have the right to acquire Clearday capital stock) will be an amount equal to $250 Million (plus the aggregate exercise price for all Clearday options and warrants). The Merger Consideration will be payable in shares of the Company’s common stock, par value $0.0001 per share, valued at $10 per share.

Earnout Payments

In addition, the holders of Clearday preferred stock will have the contingent right to earn up to 5,000,000 shares of the Company’s common stock, in the aggregate (the “Earnout Shares”), if at any time during the period beginning on the date of the Closing (the “Closing Date”) and ending on the fifth anniversary of the Closing Date (the “Earnout Eligibility Period”), the Adjusted Net Income for any Earnout Period is a positive number for the first time during the Earnout Eligibility Period (the “Earnout Milestone”).

If, following the Closing Date and prior to end of the Earnout Eligibility Period, there is a change of control, then, immediately prior to such change of control, all the Earnout Shares not yet earned shall be earned by the Clearday earnout holders and shall be released from escrow and delivered to the Clearday earnout holders, and the Clearday earnout holders shall be eligible to participate in such change of control transaction with respect to such Earnout Shares.

The Earnout Shares will be placed in escrow and will not be released from escrow until they are earned as a result of the occurrence of the Earnout Milestone or a change of control, if applicable. The Earnout Shares that are not earned on or before the expiration of the Earnout Eligibility Period shall be automatically forfeited and cancelled.

Treatment of Clearday Securities

Cancellation of Securities.

Each share of Clearday capital stock, if any, that is owned by the Company, New Merger Sub, Clearday, or any of their subsidiaries (as treasury stock or otherwise) immediately prior to the effective time of the Merger (the “Effective Time”), will automatically be cancelled and retired without any conversion or consideration.

Preferred Stock.

At the Effective Time, each issued and outstanding share of Clearday’s Series F Cumulative Convertible Preferred Stock, par value $0.001 per share (“Clearday Series F Preferred Stock”) (other than any such shares of Clearday capital stock cancelled as described above and any dissenting shares), will be converted into the right to receive: (A) one (1) share of Parent New Series F Preferred Stock plus (B) a number of Earnout Shares in accordance with, and subject to the contingencies, set forth in the Merger Agreement.

Each issued and outstanding share of Clearday’s Series A Convertible Preferred Stock, par value $0.001 per share (“Clearday Series A Preferred Stock”) (other than any such shares of Clearday capital stock cancelled as described above and any dissenting shares), will be converted into the right to receive: (A) one (1) share of Parent New Series A Preferred Stock plus (B) a number of Earnout Shares in accordance with, and subject to the contingencies, set forth in the Merger Agreement.

Common Stock.

At the Effective Time, each issued and outstanding share of Clearday’s common stock, par value $0.001 per share (“Clearday Common Stock”) (other than any such shares of Clearday capital stock cancelled as described above and any dissenting shares) will be converted into the right to receive a number of shares of the Company’s common stock equal to the conversion ratio. The “Conversion Ratio” as defined in the Merger Agreement means an amount equal to (a)(i) the sum of $250 Million, plus the aggregate exercise or conversion price of outstanding Clearday’s stock options and warrants (excluding unvested options and options or warrants with an exercise or conversion price of $5.00 or more), divided by (ii) the number of fully diluted Clearday capital stock (including Clearday preferred stock, warrants, stock options, convertible notes, and any other convertible securities) (excluding unvested options and options or warrants with an exercise or conversion price of $5.00 or more and assuming a conversion price of Clearday subsidiary securities as provided in the Merger Agreement); divided by (b) $10.00.

Merger Sub Securities.

Each share of common stock, par value $0.0001 per share, of New Merger Sub issued and outstanding immediately prior to the Effective Time will be converted into and become one newly issued share of common stock of the surviving corporation.

Stock Options.

At the Effective Time, each outstanding option to purchase shares of Clearday Common Stock will be converted into an option to purchase, subject to substantially the same terms and conditions as were applicable under such options prior to the Effective Time, shares of the Company’s common stock equal to the number of shares subject to such option prior to the effective time multiplied by the Conversion Ratio, at an exercise price per share of the Company’s common stock equal to the exercise price per share of Clearday Common Stock subject to such option divided by the Conversion Ratio.

Warrants.

Contingent on and effective as of immediately prior to the effective time, each outstanding warrant to purchase shares of Clearday Preferred Stock or Clearday Common Stock will be treated in accordance with the terms thereof.

Convertible Notes.

Contingent on and effective as of immediately prior to the Effective Time, Clearday’s convertible notes outstanding as of immediately prior to the effective time, will be treated in accordance with the terms of the relevant agreements governing such convertible notes.

Subsidiary Capital Stock.

At and as of the effective time, the subsidiary capital stock will remain in full force and effect with the right to acquire the Clearday Common Stock with such adjustments noted in the terms of such subsidiary capital stock.

Representations and Warranties

The Merger Agreement contains customary representations and warranties of the parties thereto with respect to, among other things, (a) corporate existence and power, (b) authorization to enter into the Merger Agreement and related transactions; subsidiaries, (c) governmental authorization, (d) non-contravention, (e) capitalization, (f) corporate records, (g) consents, (h) financial statements, (i) internal accounting controls, (j) absence of certain changes, (k) properties; title to assets, (l) litigation, (m) material contracts, (n) licenses and permits, (o) compliance with laws, (p) intellectual property, (q) privacy and data security, (r) employee matters and benefits, (s) tax matters, (t) real property, (u) environmental laws, (v) finders’ fees, (w) directors and officers, (x) anti-money laundering laws, (y) insurance, (z) related party transactions, and (aa) certain representations related to securities law and activity. The Company has additional representations and warranties, including (a) issuance of shares, (b) trust fund, (c) listing, (d) board approval, (e) SEC documents and financial statements, (f) certain business practices, (g) expenses, indebtedness and other liabilities and (h) brokers and other advisors.

Covenants

The Merger Agreement includes customary covenants of the parties with respect to operation of their respective businesses prior to consummation of the Merger and efforts to satisfy conditions to consummation of the Merger. The Merger Agreement also contains additional covenants of the parties, including, among others, access to information, cooperation in the preparation of the registration statement and proxy statement (as each such terms are defined in the Merger Agreement) required to be filed in connection with the Merger and to obtain all requisite approvals of each party’s respective stockholders. The Company and Clearday have each also agreed to include in the proxy statement the recommendation of its respective board that its stockholders approve all of the proposals to be presented at its respective special meeting. In addition, each of the Company and Clearday have agreed to use commercially reasonable efforts to solicit and finalize definitive documentation for a committed equity in an aggregate amount that, together with the funds in the Trust Account after giving effect to potential redemptions from the Company’s public stockholders, together with financing programs available to Clearday after the Closing, will provide to Clearday working capital to meet its short-term commercial development goals.

The Company has also agreed to prepare a proxy statement to seek the approval of its stockholders (the “Extension Proposal”) to amend its organizational documents to extend the period of time the Company is afforded under its organizational documents and IPO prospectus to consummate an initial business combination for an additional three months, from June 30,2023 to September 30, 2023 (or such earlier date as the Company and Clearday may agree in writing).

Each party’s representations, warranties and pre-Closing covenants will not survive Closing and no party has any post-Closing indemnification obligations.

Viveon Equity Incentive Plan

The Company has agreed to approve and adopt an equity incentive plan (the “Incentive Plan”) to be effective as of the Closing and in a form mutually acceptable to the Company and Clearday, subject to approval of the Incentive Plan by the Company’s stockholders. The Incentive Plan will provide for an initial aggregate share reserve equal to 8% of the number of shares of the Company’s common stock issued and outstanding at the Closing and an “evergreen” provision that is mutually agreeable to the Company and Clearday will provide for an automatic increase on the first day of each fiscal year in the number of shares available for issuance under the Incentive Plan as mutually determined by the Company and Clearday.

Non-Solicitation Restrictions

Each of the Company and Clearday has agreed that from the date of the Merger Agreement to the effective time or, if earlier, the valid termination of the Merger Agreement in accordance with its terms, it will not initiate any negotiations with any party relating to an alternative transaction (as such term is defined in the Merger Agreement) or enter into any agreement relating to such a proposal, other than as expressly excluded from the definition of an alternative transaction. Each of the Company and Clearday has also agreed to be responsible for any acts or omissions of any of its respective representatives that, if they were the acts or omissions of the Company and Clearday, as applicable, would be deemed a breach of the party’s obligations with respect to these non-solicitation restrictions.

Conditions to Closing

The consummation of the Merger is conditioned upon, among other things, (i) the absence of any applicable law or order restraining, prohibiting or imposing any condition on the consummation of the Merger and related transactions, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) receipt of any consent, approval or authorization required by any Authority (as defined in the Merger Agreement), (iv) the Company having net tangible assets of at least $5,000,001 (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act), unless the Company’s amended and restated certificate of incorporation shall have been amended to remove such requirement prior to or concurrently with the Closing, (v) approval by Clearday’s stockholders of the Merger and related transactions, (vi) approval by the Company’s stockholders of the Merger and related transactions, (vii) the conditional approval for listing by NYSE American (or an alternate exchange) of the shares of the Company’s common stock to be issued in connection with the transactions contemplated by the Merger Agreement and satisfaction of initial and continued listing requirements, and (viii) the registration statement becoming effective in accordance with the provisions of the Securities Act of 1933, as amended (“Securities Act”).

Solely with respect to the Company and New Merger Sub, the consummation of the Merger is conditioned upon, among other things, (i) Clearday having duly performed or complied with all of its obligations under the Merger Agreement in all material respects, (ii) the representations and warranties of Clearday, other than certain fundamental representations as defined in the Merger Agreement, being true and correct in all respects unless failure would not have or reasonably be expected to have a material adverse effect (as defined in the Merger Agreement) on Clearday or any of its subsidiaries, (iii) certain fundamental representations, as defined in the Merger Agreement, being true and correct in all respects, other than de minimis inaccuracies, (iv) no event having occurred that would result in a material adverse effect on Clearday or any of its subsidiaries, (v) Clearday and its securityholders having executed and delivered to the Company each additional agreement (as defined in the Merger Agreement) to which they each are a party and (vi) Clearday delivering certain certificates to the Company.

Solely with respect to Clearday, the consummation of the Merger is conditioned upon, among other things, (i) Viveon and New Merger Sub having duly performed or complied with all of their respective obligations under the Merger Agreement in all material respects, (ii) the representations and warranties of the Company and Merger Sub, other than certain fundamental representations as defined in the Merger Agreement, being true and correct in all respects unless failure to be true and correct would not have or reasonably be expected to have a material adverse effect on the Company or New Merger Sub and their ability to consummate the Merger and related transactions, (iii) certain fundamental representations, as defined in the Merger Agreement, being true and correct in all respects, other than de minimis inaccuracies, (iv) no event having occurred that would result in a Material Adverse Effect on the Company or New Merger Sub, (v) the amended parent charter (as defined in the Merger Agreement) being filed with, and declared effective by, the Delaware Secretary of State, (vi) the Company delivering certain certificates to Clearday, (vii) the size and composition of the post-Closing board of directors of the Company having been appointed as set forth in the Merger Agreement and (viii) the Company, Viveon Health LLC and other stockholders, as applicable, having executed and delivered to Clearday each additional agreement to which they each are a party.

Termination

The Merger Agreement may be terminated at any time prior to the effective time as follows:

(i) by either the Company or Clearday, if (A) the Merger and related transactions are not consummated on or before the latest of (i) June 30, 2023, (ii) if the Extension Proposal is approved, September 30, 2023 and (iii) if one or more extensions to a date following September 30, 2023 are obtained at the election of the Company, with the Company’s stockholder vote, in accordance with the Company’s amended and restated certificate of incorporation, the last date for the Company to consummate a business combination pursuant to such extensions; and (B) the material breach or violation of any representation, warranty, covenant or obligation under the Merger Agreement by the party seeking to terminate the Merger Agreement was not the cause of, or resulted in, the failure of the closing to occur on or before the outside Closing Date, without liability to the other party;

(ii) by either the Company or Clearday, if any authority has issued any final decree, order, judgment, award, injunction, rule or consent or enacted any law, having the effect of permanently enjoining or prohibiting the consummation of the Merger, provided that, the party seeking to terminate cannot have breached its obligations under the Merger Agreement and such breach was a substantial cause of, or substantially resulted in, such action by the authority; and

(iii) by mutual written consent of the Company and Clearday duly authorized by each of their respective boards of directors.

The Merger Agreement and other agreements described below have been included to provide investors with information regarding their respective terms. They are not intended to provide any other factual information about the Company, Clearday or the other parties thereto. In particular, the assertions embodied in the representations and warranties in the Merger Agreement were made as of a specified date, are modified or qualified by information in one or more disclosure letters prepared in connection with the execution and delivery of the Merger Agreement, may be subject to a contractual standard of materiality different from what might be viewed as material to investors, or may have been used for the purpose of allocating risk between the parties. Accordingly, the representations and warranties in the Merger Agreement are not necessarily characterizations of the actual state of facts about the Company, Clearday or the other parties thereto at the time they were made or otherwise and should only be read in conjunction with the other information that the Company or Clearday makes publicly available in reports, statements and other documents filed with the SEC. The Company and Clearday investors and securityholders are not third-party beneficiaries under the Merger Agreement.

Certain Related Agreements

Parent Support Agreements.

Concurrently with the execution of the Merger Agreement, the Company, Clearday and the Sponsor and the officers and directors of the Company entered into a support agreement (the “Parent Support Agreement”) pursuant to which the Sponsor and the officers and directors of the Company have agreed to vote all shares of the Company’s common stock beneficially owned by them, including any additional shares of the Company they acquire ownership of or the power to vote: (i) in favor of the Merger and related transactions, (ii) against any action reasonably be expected to impede, delay, or materially and adversely affect the Merger and related transactions, and (iii) in favor of an extension of the period of time the Company is afforded to consummate an initial business combination.

Company Support Agreements.

Concurrently with the execution of the Merger Agreement, the Company, Clearday and certain stockholders of Clearday entered into a support agreement (the “Company Support Agreement”), pursuant to which such Clearday stockholders have agreed to vote all common and preferred stock of Clearday beneficially owned by them, including any additional shares of Clearday they acquire ownership of or the power to vote, in favor of the Merger and related transactions and against any action reasonably be expected to impede, delay, or materially and adversely affect the Merger and related transactions.

Lock-Up Agreements.

In connection with the closing, certain Clearday stockholders will each agree, subject to certain customary exceptions, not to (i) offer, sell contract to sell, pledge or otherwise dispose of, directly or indirectly, any lockup shares, (ii) enter into a transaction that would have the same effect, (iii) enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of the lock-up shares or otherwise, (iv) engage in any short sales or other arrangement with respect to the lock-up shares or (v) publicly announce any intention to effect any transaction specified in clause (i), (ii) or (iii) until the date that is six months after the Closing Date (the “Lock-Up Period”). The term “Lockup Shares” mean the Merger Consideration Shares and the Earnout Shares, if any, whether or not earned prior to the end of the Lock-up Period, together with any other shares of the Company’s common stock, and including any securities convertible into, or exchangeable for, or representing the rights to receive the Company’s common stock, if any, acquired during the Lock-up Period. If the closing price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period following the Closing Date, 50% of the Lock-up Shares will be released from the lock-up. The existing escrow provisions of the Company’s common stock held by certain stockholders will remain in effect.

Amended and Restated Registration Rights Agreement.

At the Closing, the Company will enter into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”) with certain existing stockholders of the Company and Clearday with respect to their shares of the Company’s common stock acquired before or pursuant to the Merger, and including the shares issuable on conversion of the warrants issued to the Sponsor in connection with the Company’s initial public offering and any shares issuable on conversion of loans or other convertible securities. The agreement amends and restates the registration rights agreement the Company entered into on December 22, 2020 in connection with its initial public offering. Subject to the Lock-Up Agreements described above, the holders of a majority of the shares held by the Company’s existing stockholders, and the holders of a majority of the shares held by the Clearday stockholders will each be entitled to make one demand that Clearday register such securities for resale under the Securities Act, or two demands each if the Company is eligible to use Form S-3 or a similar short-form registration statement. In addition, the holders will have certain “piggy-back” registration rights that require the Company to include such securities in registration statements that the Company otherwise files. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities for the years ended December 31, 2022 and 2021 were organizational activities, identifying target companies for a business combination, conducting due diligence on such target companies and negotiating the Business Combination Agreement with Suneva, which was terminated on February 2, 2023. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net loss of $486,788, which consisted of loss on issuance of subscription warrants of $3,209,183 amortization of the debt discount of $3,645,777, professional fees of $1,368,699, operating costs of $756,386, expensed issuance costs of $392,642, franchise tax expense of $246,216 and income tax expense of $61,310, partially offset by a gain on the change in fair value of warrant liability of $8,468,308 interest and dividend income on investments held in Trust Account of $724,225, and interest income on the operating bank account of $892.

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

Liquidity, Capital Resources, and Going Concern

For the year ended December 31, 2022, net cash used in operating activities was $1,753,388, which was primarily due to operational costs and franchise taxes paid during the period.

For the year ended December 31, 2021, net cash used in operating activities was $2,082,334, which was due to the change in fair value of warrant liability of $6,575,140 and interest earned on investments held in Trust Account of $20,329, offset in part by net income of $2,489,829, changes in working capital of $1,866,166, and stock compensation expense of $157,140.

For the year ended December 31, 2022, net cash provided by investing activities was $150,191,819 which resulted from cash withdrawn from Trust Account to pay redeeming stockholders of $152,451,819, offset in part by cash deposited for the extension contribution of $2,260,000.

There were no cash flows from investing activities for the year ended December 31, 2021.

For the year ended December 31, 2022, net cash used in financing activities was $148,813,819, which was due to the redemption of common stock of $152,451,819 and the payment of issuance costs of $437,000, offset in part by proceeds from note agreements payable of $2,045,000, proceeds from note agreements payable - related party of $1,955,000 and proceeds from promissory note - related party of $75,000.

For the year ended December 31, 2021, net cash used in financing activities was $619,387, which was due to payment of other payable – related party of $364,880, payment of the promissory note – related party of $228,758 and offering costs paid of $25,749.

As of December 31, 2022, we had cash and marketable securities in the trust account of $53,815,395. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions) to complete our initial business combination. We may withdraw interest to pay taxes. During the year ended December 31, 2022, we did not withdraw any of the interest income from the Trust Account to pay for franchise and income taxes. In June 2023, we withdrew approximately $429,305 to make payments for delinquent franchise taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of December 31, 2022, we had cash and cash equivalents of $19,847 outside of the Trust Account and a working capital deficit of $40,841,257.

In connection with our assessment of going concern considerations in accordance with FASB’s ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, management has determined that if we are unable to raise additional funds to alleviate liquidity needs, or complete a business combination by March 31, 2024, then we will cease all operations except for the purpose of liquidating, unless we seek stockholder approval to amend our current charter to extend the date by which we complete a business combination. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern one year from the date that these consolidated financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should we be unable to continue as a going concern. We intend to complete a business combination before the mandatory liquidation date or obtain approval from our stockholders to amend our current charter for an extension.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022 and December 31, 2021.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our sponsor a monthly fee of $20,000 for office space, utilities and secretarial and administrative support and the series of unsecured senior promissory note agreements we entered into with several lenders affiliated with our Sponsor. We began incurring these fees on December 22, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

Chardan is entitled to a deferred fee of $0.35 per Unit, or $7,043,750. The deferred fee will become payable Chardan from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the Underwriting Agreement, dated as of December 22, 2020, between the Company and Chardan (the “Underwriting Agreement”). A copy of the Underwriting Agreement is incorporated by reference in Exhibit 1.1 of this Annual Report, and all references herein to the Underwriting Agreement are qualified in their entirety by reference to the full text of such agreement.

In addition, pursuant to the Underwriting Agreement, we granted Chardan for a period of 12 months after the date of the consummation of a Business Combination, a right of first refusal to act as book-running managing underwriter or placement agent, with at least 30% of the economics, for any and all future public and private equity, convertible and debt offerings (the “ROFR”). On April 20, 2021, pursuant to the terms of an Addendum to the Underwriting Agreement, Chardan waived and released the ROFR. Subsequently, on July 12, 2021, we entered into a Letter Agreement with Chardan (the “Letter Agreement”) that reinstates the ROFR in the event Chardan introduces us to a target that results in a Business Combination and entitles Chardan to a fee equal to 0.5% of the aggregate value of the target measured prior to the Business Combination, paid in cash or shares at the close of the Business Combination. A copy of the Letter Agreement is filed as Exhibit 10.23 of this Annual Report, and all references herein to the Letter Agreement are qualified in their entirety by reference to the full text of such agreement.

On May 18, 2021, the Company entered into an agreement with a transactional and strategic advisory firm (the “Strategic Advisor”) for advisory services as needed by the Company in connection with a Business Combination. Pursuant to this agreement, the Company incurred approximately $875,000 in fees. As of December 31, 2022 and December 31, 2021, $500,000 of such fees remain unpaid and are included in accrued costs and expenses on the consolidated balance sheets. On November 1, 2021, the Company and the Strategic Advisor entered into an amendment to the agreement. Pursuant to this amendment, the Company will pay the Strategic Advisor a fee of $2,625,000, inclusive of the $500,000 accrued as of December 31, 2022 and December 31, 2021. The remaining $2,125,000 is contingent upon the consummation of the Business Combination.

On October, 8, 2021, the Company entered into an agreement with a financial advisor (the “Exclusive Financial Advisor”) for financial advisory services such as financial and transaction feasibility analysis, assistance in negotiations, assistance in capital planning, and other customary services in connection with a Business Combination, pursuant to which the Company will pay the Exclusive Financial Advisor a fee of $1,500,000 contingent upon the consummation of the Business Combination. This agreement was terminated on January 31, 2023 as a result of the termination of the merger agreement between the Company and Suneva.

On November 1, 2021, the Company entered into an agreement with a financial advisor (the “Second Financial Advisor”) for financial advisory services such as guidance on valuation and transaction structure and terms, assistance in negotiations, coordination of due diligence, documentation, and transaction closing, and introduction of the Company to institutional investors in connection with a Business Combination, pursuant to which the Company will pay the Second Financial Advisor a fee of $400,000 contingent upon the consummation of the Business Combination. As a result of the termination of the merger agreement between the Company and Suneva, this agreement was terminated on January 31, 2023, and there are no related contingent fees for the agreement.

On November 2, 2021, the Company entered into an agreement with a financial advisor (the “Third Financial Advisor”) for financial advisory services such as market related advice and assistance in connection with a Business Combination, pursuant to which the Company will pay the Third Financial Advisor a fee of $500,000 contingent upon the consummation of the Business Combination. As a result of the termination of the merger agreement between the Company and Suneva, this agreement was terminated on June 9, 2023, and there are no related contingent fees for the agreement.

On November 5, 2021, the Company entered into an agreement with an advisor (the “Advisor”) for services such as assistance in refining strategic objectives, preparation or refinement of solicitation materials, identification, contact, and solicitation of or potential investors and other sources of capital, and assistance in review, selection, negotiation, and closing of a transaction in connection with a Business Combination, pursuant to which the Company will pay the Advisor a fee of $200,000 contingent upon the consummation of the Business Combination. As a result of the termination of the merger agreement between the Company and Suneva, this agreement was terminated on June 19, 2023, and there are no related contingent fees for the agreement.

On November 15, 2021, the Company entered into an agreement with two placement agents (the “Placement Agents”) for services such as analysis of potential contributions and assets of a target to the Company’s future prospects, assistance in negotiations, and assistance in preparation of presentations to investors, lenders, and/or other financial sources in connection with a Business Combination, pursuant to which the Company will pay the Placement Agents a fee equal to the difference between 5% of the total aggregate sales price of the securities sold as part of the Business Combination and 5% of any securities sold as part of the Business Combination to investors identified by the Advisor, contingent upon the consummation of the Business Combination. This agreement was terminated on February 15, 2022, as a result of an automatic termination provision upon the earlier to occur of three months or the final closing of Business Combination and there are no related contingent fees for the agreement.

On February 17, 2022, the Company entered into an agreement with a broker-dealer (the “Broker-Dealer”) for services such as providing the Company with capital markets advisory services with regard to a forward purchase agreement, convertible private investment in public equity (“PIPE”), secured credit facility, and any other capital structure topics in connection with a Business Combination, pursuant to which the Company will pay the Broker-Dealer a fee of $250,000. This agreement was terminated on June 9, 2023, as a result of the termination of the merger agreement between the Company and Suneva. Pursuant to the terms of the agreement the Broker-Dealer will remain entitled to the fee of $250,000 if a Business Combination is consummated within 24 months after the termination date. The Company is pursuing a waiver from the Broker-Dealer to waive the $250,000 fee upon a Business Combination. As such, the fee remains contingent upon the consummation of the Business Combination.

On May 9, 2023, the Company entered into an agreement with a placement agent (the “Placement Agent”) for services such as advising and assisting the Company in identifying one or more investors that are “accredited” or “qualified institutional buyers. Pursuant to which the Company will pay the Placement Agents a cash fee upon closing equal to eight percent (8.0%) of the gross proceeds received by the Company, contingent upon the consummation of the Business Combination.

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common Stock Subject to Possible Redemption

All of the 1,844,774 public shares sold as part of the units in our initial public offering and subsequent full exercise of the underwriters’ over-allotment option that have not been redeemed by stockholders, contain a redemption feature which allows for the redemption of such redeemable common stock in connection with our liquidation, if there is a stockholder vote or tender offer in connection with our initial business combination and in connection with certain amendments to our amended and restated certificate of incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC Topic 480, Distinguishing Liabilities from Equity (“ASC 480”), redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all redeemable common stock have been classified outside of permanent equity.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net (Loss) Income per Common Share

Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. The calculation of diluted (loss) income per common share does not consider the effect of the warrants and rights issued in connection with the (i) initial public offering, (ii) exercise of over-allotment, (iii) Private Placement, and (iv) extension financing since the exercise of the warrants and rights are contingent upon the occurrence of future events and the inclusion of such warrants and rights would be anti-dilutive. The warrants and rights are exercisable to purchase 22,068,750 shares of common stock in the aggregate.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. The Company’s derivative instruments are recorded at fair value and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. Derivative assets and liabilities are classified on the consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument’ could be required within 12 months of the balance sheet date. The Company has determined that the public warrants qualify for equity treatment and are not derivative instruments. The public warrants were measured at fair value and recorded as a component of additional paid-in capital at the time of issuance. The Company has determined that the private warrants and subscription warrants are derivative instruments. As the private warrants and subscription warrants meet the definition of a derivative the private warrants and subscription warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change. In accordance with ASC Topic 825, Financial Instruments, the Company has concluded that a portion of the transaction costs which directly related to the initial public offering and the private placement, should be allocated to the private warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the statement of operations.

Debt with Conversion and Other Options

The Company accounts for a series of unsecured senior promissory note agreements under ASC Topic ASC 470-20-25-2, Debt with Conversion and Other Options - Debt Instruments with Detachable Warrants (“ASC 470-20-25-2”).  In accordance with ASC 470-20-25-2, proceeds from the sale of a debt instrument with stock purchase warrants (detachable call options) are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. During the fiscal year ended December 31, 2021, the Company restated its audited financial statements as of December 31, 2020 to provide for the reclassification of the private warrants as a liability for the affected period and restated its audited financial statements as of December 31, 2020 and condensed financial statements as of and for the periods ended March 31, 2021 and June 30, 2021 to reclassify the Company’s redeemable common stock. In connection with the restatements, the Company identified a material weakness in its internal controls related to accounting for complex financial instruments. Subsequent to the aforementioned restatements, the Company determined that it had inappropriately accounted for the allocation of proceeds received in its initial public offering and did not appropriately recognize stock-based compensation related to the transfer of shares of common stock to members of the Company’s board of directors. This resulted in the restatement of the Company’s audited financial statement as of December 31, 2020 and condensed financial statements as of and for the periods ended June 30, 2021 and September 30, 2021. Subsequent to the aforementioned restatements, the Company determined it had inappropriately accounted for the remeasurement of common stock subject to possible redemption in connection with the Company’s deposit into the Trust Account on March 23, 2022 for the extension of the Company’s business combination period. This resulted in the restatement of the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2022. The control deficiencies related to the allocation of proceeds, stock-based compensation, and remeasurement of common stock subject to possible redemption represent a continuation of the previously identified material weakness related to accounting for complex financial instruments.

In addition, management identified deficiencies in internal control over financial reporting relating to the process of recording accounts payable, accrued expenses, tax liabilities and concluded that the failure to properly account for such accrued expenses constituted a material weakness as defined in the SEC regulations. The deficiencies related to accounts payable and accrued expenses resulted in the restatement of the Company’s condensed financial statements as of and for the periods ended March 31, 2021, June 30, 2021, and September 30, 2021. As such, our Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2022.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management’s Annual Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, (as defined in Rules 13a-15(e) and 15- d-15(e) under the Exchange Act) our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal control over financial reporting was not effective, due to the material weaknesses described elsewhere in this Report.

Notwithstanding these material weaknesses, management has concluded that our audited consolidated financial statements included in this Report are fairly stated in all material respects in accordance with GAAP for each of the periods presented therein.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth information about our directors and executive officers as of the date of this Annual Report.

Name	Age	Position
Jagi Gill	57	Chief Executive Officer, President and Director
Rom Papadopoulos	64	Chief Financial Officer, Treasurer, Secretary and Director
Demetrios (Jim) G. Logothetis	66	Director
Brian Cole	60	Director
Doug Craft	61	Director

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

Rom Papadopoulos, M.D. is our Chief Financial Officer. Dr. Papadopoulos has more than 25 years of healthcare investment and operational experience. From 2006 to June 2020, Dr. Papadopoulos was the Founder and Sole Proprietor of Intuitus Capital, a private equity firm actively investing in the healthcare sector. At Intuitus, he led investments in more than 30 companies with a total of more than $700 million in enterprise value. Prior to founding Intuitus Capital, Dr. Papadopoulos was Chief Financial Officer, Chief Operations Officer, Corporate Executive Vice President and Corporate Secretary of Global Energy Holdings (NYSE Amex: GNH). While at GNH, he created and executed the company’s repositioning from traditional markets to renewable energy. He was responsible for coordinating all aspects of the financial management of the company including cash management and treasury, risk management, audit functions, SEC reporting and compliance as well as HR functions and employee policies. Dr. Papadopoulos was an early investor in Tenex Health Inc., a medical device company engaged in the manufacturing and sale of minimally invasive high frequency technology used to perform percutaneous tenotomy and fasciotomy. He eventually became the interim CFO for the company until September 2013. In this capacity, he was an integral part of the team seeking and completing acquisitions for the company. From 2002 to 2006, Dr. Papadopoulos was the Managing Director and head of healthcare investment banking for Caymus Partners, a middle market investment banking firm. Dr. Papadopoulos received his medical degree (M.D.) from the Aristotelian University of Thessaloniki, Greece, Medical School in 1985 and conducted his post-graduate training in Pediatrics at Emory University in 1986. We believe that Dr. Papadopoulos is qualified to sit on our board due to his years of experience in the healthcare industry, as a clinician as well as an investor who possesses unique insight into medical technology assets, in addition to his strong financial credentials.

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

Board Meetings; Committee Meetings; and Annual Meeting Attendance

In 2022, the Board of Directors held board meetings on two occasions: November 7, 2022 and November 16, 2022.

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

Audit Committee

The Audit Committee, which is established in accordance with Section 3(a)(58)(A) of the Exchange Act, engages Company’s independent accountants, reviewing their independence and performance; reviews the Company’s accounting and financial reporting processes and the integrity of its financial statements; the audits of the Company’s financial statements and the appointment, compensation, qualifications, independence and performance of the Company’s independent auditors; the Company’s compliance with legal and regulatory requirements; and the performance of the Company’s internal audit function and internal control over financial reporting. During 2022, the Audit Committee held six meetings on March 15, 2022, March 21, 2022, March 25, 2022, June 10, 2022, August 19, 2022 and November 18, 2022.

The Audit Committee consists of Demetrios (Jim) G. Logothetis and Doug Craft, each of whom is an independent director under NYSE American’s listing standards. Mr. Logothetis serves as the Chairperson of the Audit Committee and at the time of his appointment as an independent director, the Board has determined that Mr. Logothetis qualifies as an “audit committee financial expert,” as defined under the rules and regulations of the SEC.

Mr. Brian Cole previously served as a member of the Audit Committee, however due to his receipt of warrants in connection with the Subscription Agreement, he no longer meets the qualification to serve as an Audit Committee Member under Rule 10A-3 of the Securities Exchange Act of 1934, as amended.

Nominating Committee

The Nominating Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. Specifically, the Nominating Committee makes recommendations to the Board regarding the size and composition of the Board, establishes procedures for the director nomination process and screens and recommends candidates for election to the Board. On an annual basis, the Nominating Committee recommends for approval by the Board certain desired qualifications and characteristics for board membership. Additionally, the Nominating Committee establishes and administers a periodic assessment procedure relating to the performance of the Board as a whole and its individual members. The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The Nominating Committee does not distinguish among nominees recommended by stockholders and other persons. During 2022, the Nominating Committee acted by unanimous written consent on one occasion.

The Nominating Committee consists of Demetrios (Jim) G. Logothetis, Brian Cole and Doug Craft, each of whom is an independent director under NYSE American’s listing standards. Dr. Cole is the Chairperson of the Nominating Committee.

Compensation Committee

The Compensation Committee reviews annually the Company’s corporate goals and objectives relevant to the officers’ compensation, evaluates the officers’ performance in light of such goals and objectives, determines and approves the officers’ compensation level based on this evaluation; makes recommendations to the Board regarding approval, disapproval, modification, or termination of existing or proposed employee benefit plans, makes recommendations to the Board with respect to non-CEO and non-CFO compensation and administers the Company’s incentive-compensation plans and equity-based plans. The Compensation Committee has the authority to delegate any of its responsibilities to subcommittees as it may deem appropriate in its sole discretion. The chief executive officer of the Company may not be present during voting or deliberations of the Compensation Committee with respect to his compensation. The Company’s executive officers do not play a role in suggesting their own salaries. Neither the Company nor the Compensation Committee has engaged any compensation consultant who has a role in determining or recommending the amount or form of executive or director compensation. During 2022, the Compensation Committee did not hold any meetings.

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

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors.

Individual	Entity	Entity’s Business	Affiliation
Doug Craft	Medicraft, Inc.	medical technology company	Chairman and CEO

Brian Cole	Midwest Orthopedics at Rush	specialty medical practice	Managing Partner

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

Executive Officers and Director Compensation

No executive officer has received any cash compensation for services rendered to us. Except as set forth below, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Pursuant to the Subscription Agreements, the Company’s Chief Financial Officer, Rom Papadopoulos, as Sole Proprietor of Intuitus has funded $580,000 of the principal amount of the Notes. In connection with such loan, Intuitus has received Subscription Warrants exercisable for up to 290,000 shares. The warrants were not issued for services rendered. Pursuant to the Subscription Agreements, one of our directors, Brian Cole as an affiliate and control person of EAC Enterprises, L.P. Series D, has funded $250,000 of the principal amount of the Notes. In connection with such loan, EAC Enterprises, L.P. Series D has received Subscription Warrants exercisable for up to $125,000 shares. The warrants were not issued for services rendered. See section entitled “Item 13. Certain Relationships and Related Transactions, and Director Independence” of this Annual Report for further detail.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth as of the date of this Annual Report, the number of shares of Common Stock beneficially owned by (i) each person who is known by us to be the beneficial owner of more than five percent of our issued and outstanding shares of Common Stock, (ii) each of our officers and directors; and (iii) all of our officers and directors as a group. As of the date of this Annual Report, as a result of the redemptions by public stockholders in connection with the Amendment, we have 6,648,665 shares of Common Stock issued and outstanding.

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
Jagi Gill(2)	4,923,250	74.04%
Rom Papadopoulos(2) (3)	4,923,250	74.04%
Brian Cole	27,000	*
Doug Craft	27,000	*
Demetrios G. Logothetis	27,000	*
All current directors and executive officers as a group (five individuals)	5,004,250	75.27%

Holders of 5% or more of our Common Stock
Viveon Health, LLC(2) (3)	4,923,250	74.04%
Meteora Capital, LLC(4)	892,807	13.43
Karpus Investment Management(5)	2,027,285	30.49%
Mizuho Financial Group, Inc.(6)	543,000	8.17%
Polar Asset Management Partners, Inc. (7)	650,000	9.78%
Fir Tree Capital Management LP (8)	518,742	7.80%

*	Less than 1%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o Viveon Health Acquisition Corp., 3480 Peachtree Road NE 2nd Floor - Suite #112 Atlanta, Georgia 30326.

(2)	Consists of shares of Common Stock owned by Viveon Health, LLC, for which Jagi Gill is a member and Rom Papadopoulos is the managing member. Mr. Papadopoulos has sole voting and dispositive control over those shares.

(3)	Rom Papadopoulos is the managing member of Viveon Health, LLC.

(4)	Based on a Schedule 13G filed by the reporting persons on February 10, 2023, the address for the reporting person is 840 Park Drive East, Boca Raton, Florida 33444.The number of shares of Common Stock owned is as of February 10, 2022, the date of filing of the Schedule 13G. The Schedule 13G was filed by the following reporting persons: (i) Meteora Capital, LLC, a Delaware limited liability company (“Meteora Capital”) with respect to the common stock held by certain funds and managed accounts to which Meteora Capital serves as investment manager (collectively, the “Meteora Funds”); and (ii) Vik Mittal, who serves as the Managing Member of Meteora Capital, with respect to the common stock held by the Meteora Funds. The filing of the Schedule 13G by the reporting persons should not be construed as an admission that any of the reporting persons is, for the purposes of Section 13 of the Act, the beneficial owner of the common stock reported herein.

(5)	Based on a Schedule 13G filed by the reporting person on February 14, 2022, the address for the reporting person is 183 Sully’s Trail, Pittsford, New York 14534.The number of shares of Common Stock owned is as of February 14, 2022, the date of filing of the Schedule 13G. The reporting person has not amended such schedule to report changes in ownership due to any redemption of its shares of Common Stock in connection with the Amendment. As a result, the number of shares and percentage ownership may not be accurate as of the date of the filing of this Annual Report.

(6)	Based on a Schedule 13G filed by the reporting person on February 14, 2023, the address for the reporting person is 1-5-5. Otemachi, Chiyoda-ku, Tokyo 100-8176, Japan. Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of said equity securities directly held by Mizuho Securities USA LLC which is their wholly-owned subsidiary.

(7)	Based on a Schedule 13G/A filed by the reporting person on February 10, 2023, the address for the reporting person is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6. The Schedule 13G was filed by Polar Asset Management Partners Inc., which serves as the investment advisor to Polar Multi-Strategy Master Fund (“PMSMF”) with respect to the shares of common stock directly held by PMSMF.

(8)	Based on a Schedule 13G filed by the reporting person on February 14, 2023, the address for the reporting person is 500 5th Avenue, 9th Floor, New York, New York 10110.

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

2020 Transactions

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

2022 Transactions

On March 21, 2022, March 23, 2022, April 4, 2022, April 27, 2022, May 9, 2022, October 27, 2022, and November 25, 2022, we entered into subscription agreements with several lenders for a loan of up to $4,000,000, in the aggregate (the “Subscription Agreements”).

Pursuant to the Subscription Agreements, we issued a series of unsecured senior promissory notes in the aggregate principal amount of up to $4,000,000 (the “Notes”) to the subscribers. Of the $4,000,000 in Notes, $1,955,000   was subscribed for by several related parties affiliated with our sponsor, Viveon Health LLC, and the balance in the amount of $2,045,000 was subscribed for by parties that are not related to our sponsor.

Pursuant to the terms of the Subscription Agreements, the subscribers also received warrants to purchase one share of our common stock for every $2.00 of the funded principal amount of the Notes up to 2,000,000 shares of our common stock, in the aggregate, at an exercise price of $11.50 per share, subject to adjustment (the “Subscription Warrants”). The Subscription Warrant term commences on the Exercise Date (as hereinafter defined) for a period of 49 months. The Subscription Warrants are exercisable commencing on the date of the initial business combination (the “Exercise Date”) and have a cashless exercise feature that is available at any time on or after the Exercise Date. Commencing on the date 13 months following the Exercise Date, the subscribers have the right, but not the obligation, to put the Subscription Warrants to us at a purchase price of $5.00 per share. We have agreed to file, within thirty (30) calendar days after the consummation of an initial business combination, a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock underlying the Subscription Warrants.

The Notes do not bear interest and mature upon the earlier of (i) the closing of our initial business combination, and (ii) December 31, 2022 (the “Maturity Date”). The Notes provide for a credit line up to the maximum amount of $4,000,000. We will not have the right to re-borrow any portion of any loans made under the Notes once repaid  . As of December 31, 2022, a commitment fee in the amount of $400,000, equal to 10% of the maximum principal amount of the Note, had been paid to the subscribers, on a pro rata basis. In the event that we do not consummate a business combination by the Maturity Date, the Notes will be repaid only from amounts remaining outside of our Trust Account, if any. Subsequent to December 31, 2022, in connection with the Merger Agreement (as defined below) a majority of the holders of the Notes and Subscription Warrants have agreed to exchange such Notes and Subscription Warrants pursuant to the terms of an exchange agreement with Viveon dated as of May 1, 2023 (the Exchange Agreement”) for a separate series of Clearday senior convertible promissory notes (the “Clearday Senior Convertible Notes”). The Clearday Senior Convertible Notes bear 8% interest per annum and mature upon the earlier of (i) June 30, 2024, or (ii) the date of any Change in Control. . Upon the consummation of the business combination and the exchange of the Subscription Agreements for the Clearday Senior Convertible Notes, the lenders will forfeit their Subscription Warrants as part of the exchange. One lender has chosen not to convert to Clearday Senior Convertible Notes. The balance owed to this lender under the Notes is considered due upon demand by the lender. As of the date of this filing of this Annual Report the lender has not requested payment of the Note.

Of the $4,000,000 in notes, $1,955,000 was subscribed for by several related parties affiliated with our sponsor, Viveon Health LLC. $250,000 of the principal amount of the Notes was funded by Brian Cole, one of our directors pursuant to a Subscription Agreement dated as of April 4, 2022, between the Company and EAC Enterprises, L.P. Series D(the “Cole Warrant Holder”), an entity that is an affiliate of, and controlled by Brian Cole (the “Cole Subscription Agreement”), and the balance of the Notes was subscribed for by parties that are not related to our sponsor. The entry into the subscription agreements and the terms of the notes and warrants was approved by the Audit Committee at a meeting held on March 21, 2022. Pursuant to the Cole Subscription Agreement, the Company also issued the Cole Warrant Holder, a warrant to purchase 125,000 shares of common stock, at an exercise price of $11.50 per share.

On May 10, 2022, Suneva entered into a subordinated convertible promissory note (the “Subordinated Convertible Promissory Note”) with Intuitus Suneva Debt LLC (“Intuitus”), pursuant to which Suneva borrowed an aggregate of $1,500,000 to be used to fund working capital. The Subordinated Convertible Promissory Note bears interest at a rate of 10.0% per annum and is payable upon the earlier of: (i) December 31, 2022 or (ii) the voluntary or involuntary liquidation, dissolution or winding up of Suneva. In addition, Intuitus may elect by written notice to Suneva to convert all (but not less than all) of the then-outstanding principal and interest on the Note into shares of Suneva Series AA Stock as is determined by dividing the total principal and accrued but unpaid interest balance on the Note by the $0.80. The Company’s Chief Financial Officer, Rom Papadopoulos, as Sole Proprietor of Intuitus, has contributed $200,000 of the $1,500,000 available under the Subordinated Convertible Promissory Note.

Commencing on the date of the Company’s final prospectus, the Company has agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $240,000 and $240,000 of administrative service fees for the year ended December 31, 2022 and 2021, respectively. The accrued amounts are included in Due to related party on the balance consolidated balance sheets. For the year ended December 31, 2022 and 2021, $50,000 and $10,000 of such expenses were recorded in Due to related party, respectively.

2023 Transactions

We have an agreement to pay an affiliate of our sponsor a monthly fee of $20,000 for office space, utilities and secretarial and administrative support and the series of unsecured senior promissory note agreements we entered into with several lenders affiliated with our Sponsor. We began incurring these fees on December 22, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

On February 2, 2023, the Merger Agreement between Viveon and Suneva was terminated. From the point of termination, the Subordinated Convertible Promissory Note is no longer considered a related party transaction to Viveon as the Company will no longer be entering into a Business Combination with Suneva.

Pursuant to a Warrant Cancellation and Forfeiture Agreement dated as of August 16, 2023, the Cole Warrant Holder agreed to forfeit for cancellation 89,029 of the warrant shares underlying the warrant issued pursuant to the Cole Subscription Agreement described above. At initial issuance the value of the warrants exceeded $120,000. As a result, Mr. Cole agreed to forfeit certain of the warrants so that the value would be reduced to $120,000 and would not impact the determination that he is an independent director.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Public Accounting Fees

During the year ended December 31, 2022, Marcum LLP, has acted as our principal independent registered public accounting firm. The following is a summary of fees paid or to be paid to Marcum LLP for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum LLP in connection with regulatory filings, such as registration statements filed with the SEC. The aggregate fees billed by Marcum LLP for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, registration statements filed in connection with the pursuit of a business combination, and other required filings with the SEC for the year ended December 31 2022 totaled approximately $473,903. Audit fees for the year ended December 31, 2021 totaled $149,000. The above amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. We did not pay Marcum LLP for consultations concerning financial accounting and reporting standards for the years ended December 31, 2021 or 2022.

Tax Fees. We did not pay Marcum LLP for tax planning and tax advice for the years ended December 31, 2021 or 2022.

All Other Fees. We did not pay Marcum LLP for other services for the years ended December 31, 2021 or 2022.

Pre-Approval of Services

All services for the year ended December 31, 2022 have been approved by the audit committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements Table of Contents

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description

1.1	Underwriting Agreement, dated December 22, 2020, by and between Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
3.2	Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 24, 2022)
3.3	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 27, 2023)
3.4	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 28, 2022)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)
4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 21, 2020)
4.5	Warrant Agreement, dated December 22, 2020 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
4.6	Rights Agreement, dated December 22, 2020 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
4.7	Description of Securities
10.1	Letter Agreements, dated December 22, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
10.2	Investment Management Trust Agreement, dated December 22, 2020, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
10.3	Registration Rights Agreement, dated December 22, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
10.4	A Private Placement Warrants Subscription Agreement, dated December 22, 2020, among the Registrant and Viveon Health LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
10.5	Stock Escrow Agreement, dated December 22, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
10.6	Indemnity Agreement, dated December 22, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
10.7	Administrative Services Agreement, dated December 22, 2020, by and between the Registrant and Viveon Health LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
10.8	Letter Agreement, dated April 30, 2021, between the Registrant and Mr. Demetrios G. Logothetis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 30, 2021)
10.9	Joinder Agreement, dated May 5, 2021, to the Stock Escrow Agreement, dated December 22, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10K/A filed with the Securities & Exchange Commission on December 17, 2021)
10.15	Form of Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 24, 2022)
10.16	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 24, 2022)
10.17	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 24, 2022)
10.18	Amendment to the Investment Management Trust Agreement, dated as of March 23, 2022 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 24, 2022)
10.19	Amendment to the Investment Management Trust Agreement, dated as of January 20, 2023.
10.20	Amendment to the Investment Management Trust Agreement, dated as of June 27, 2023.
10.21	Form of Exchange Agreement
10.22	Unsecured Promissory Note (Clearday, Inc.)
10.23	Letter Agreement, dated as of July 12, 2021, between Viveon Health Acquisition Corp. and Chardan Capital Markets, LLC.
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)
99.3	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVEON HEALTH ACQUISITION CORP.

Dated: August 23, 2023	By:	/s/ Jagi Gill
	Name:	Jagi Gill
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jagi Gill	Chief Executive Officer, President and Director	August 23, 2023
Jagi Gill	(Principal Executive Officer)

/s/ Rom Papadopoulos	Chief Financial Officer, Treasurer, Secretary and Director	August 23, 2023
Rom Papadopoulos	(Principal Accounting and Financial Officer)

/s/ Demetrios (Jim) G. Logothetis	Director	August 23, 2023
Demetrios (Jim) G. Logothetis

/s/ Brian Cole	Director	August 23, 2023
Brian Cole

/s/ Doug Craft	Director	August 23, 2023
Doug Craft

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Viveon Health Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viveon Health Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2022 are not sufficient to complete its planned activities for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2020

New York, NY

August 23, 2023

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

VIVEON HEALTH ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022	December 31, 2021

Assets:
Current assets:
Cash and cash equivalents	$19,847	$395,235
Prepaid expenses	48,726	3,863
Due from related party	—	15,000
Total current assets	68,573	414,098
Investment held in Trust Account	53,815,395	203,282,989
Deferred tax asset	39,259	—
Total Assets	$53,923,227	$203,697,087

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$226,796	$47,720
Accrued costs and expenses	2,150,712	1,927,662
Franchise tax payable	397,002	197,200
Note Agreements payable	2,045,000	—
Note Agreements payable – related party	1,955,000	—
Due to related party	55,806	15,850
Promissory note - related party	75,000	—
Common stock tendered for redemption	34,004,514	—
Total current liabilities	40,909,830	2,188,432
Deferred underwriting fee	7,043,750	7,043,750
Warrant liabilities	2,535,515	4,188,221
Uncertain tax position	100,569	—
Total Liabilities	50,589,664	13,420,403

Commitments and Contingencies (see Note 7)
Common Stock subject to possible redemption, 1,844,774 and 20,125,000 shares at redemption value as of December 31, 2022 and 2021, respectively	19,413,879	203,262,500

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock not subject to possible redemption, $0.0001 par value; 60,000,000 shares authorized; 5,031,250 issued and outstanding (excluding 1,844,774 and 20,125,000 shares subject to redemption as of December 31, 2022 and 2021, respectively)	503	503
Additional paid-in capital	—	157,140
Accumulated deficit	(16,080,819)	(13,143,459)
Total Stockholders’ Deficit	(16,080,316)	(12,985,816)
Total Liabilities and Stockholders’ Deficit	$53,923,227	$203,697,087

The accompanying notes are an integral part of these consolidated financial statements.

VIVEON HEALTH ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2022	2021
Operating costs	$756,386	$1,050,016
Professional fees	1,368,699	2,701,431
Franchise tax	246,216	197,200
Stock compensation expense	—	157,140
Loss from operations	(2,371,301)	(4,105,787)

Other income (expenses):
Expensed issuance costs on issuance of subscription warrants	(392,642)	—
Interest and dividends earned on investments held in Trust Account	724,225	20,329
Interest earned on money market account	892	147
Interest expense - amortization of debt discount	(3,645,777)	—
Gain on change in fair value of warrant liabilities	8,468,308	6,575,140
Loss on issuance of subscription warrants	(3,209,183)	—
Total other income	1,945,823	6,595,616
(Loss) income before income taxes	(425,478)	2,489,829
Income tax expense	(61,310)	—
Net (loss) income	$(486,788)	$2,489,829

Weighted average shares outstanding, basic and diluted	12,224,223	24,150,000
Basic and diluted net (loss) income per common share	$(0.04)	$0.10

The accompanying notes are an integral part of these consolidated financial statements.

VIVEON HEALTH ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	For the Year ended December 31, 2022
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	5,031,250	$503	$157,140	$(13,143,459)	$(12,985,816)
Remeasurement of common stock subject to possible redemption, to redemption amount	—	—	(157,140)	(2,450,572)	(2,607,712)
Net loss	—	—	—	(486,788)	(486,788)
Balance as of December 31, 2022	5,031,250	$503	$—	$(16,080,819)	$(16,080,316)

	For the Year ended December 31, 2021
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	5,031,250	$503	—	$(15,607,539)	$(15,607,036)
Additional offering costs related to the Initial Public Offering	—	—	—	(25,749)	(25,749)
Stock compensation expense	—	—	157,140	—	157,140
Net income	—	—	—	2,489,829	2,489,829
Balance as of December 31, 2021	5,031,250	503	157,140	(13,143,459)	(12,985,816)

The accompanying notes are an integral part of these consolidated financial statements.

VIVEON HEALTH ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(486,788)	$2,489,829
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Expensed issuance costs on issuance of subscription warrants	392,642	—
Interest and dividends earned on investments held in Trust Account	(724,225)	(20,329)
Interest expense - amortization of debt discount	3,645,777	—
Gain on change in fair value of warrant liabilities	(8,468,308)	(6,575,140)
Loss on issuance of subscription warrants	3,209,183	—
Stock compensation expense	—	157,140
Deferred tax expense	(39,259)	—
Changes in operating assets and liabilities:
Prepaid expenses	(44,863)	656,832
Due from related party	15,000	(15,000)
Accounts payable	179,076	47,720
Accrued costs and expenses	228,050	969,370
Franchise tax payable	199,802	197,200
Due to related party	39,956	10,044
Uncertain tax position	100,569	-
Net cash used in operating activities	(1,753,388)	(2,082,334)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for payment to redeeming stockholders	152,451,819	—
Cash deposited to Trust Account for extension contribution	(2,260,000)	—
Net cash provided by investing activities	150,191,819	—

Cash Flows from Financing Activities:
Proceeds from Note Agreements payable	2,045,000	—
Proceeds from Note Agreements payable – related party	1,955,000
Proceeds from promissory note- related party	75,000	—
Payment to redeeming stockholders	(152,451,819)	—
Payment of issuance costs	(437,000)	—
Payment of promissory note - related party	—	(228,758)
Payment of other payable - related party	—	(364,880)
Offering costs paid	—	(25,749)
Net cash used in financing activities	(148,813,819)	(619,387)

Net change in cash	(375,388)	(2,701,721)
Cash - beginning of period	395,235	3,096,956
Cash - end of period	$19,847	$395,235

Supplemental disclosure of noncash investing and financing activities:
Common stock tendered for redemption	$34,004,514	—
Remeasurement of common stock subject to possible redemption, to redemption amount	$2,607,712	$—

The accompanying notes are an integral part of these consolidated financial statements.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company has neither engaged in any operations nor generated any revenues to date. The Company’s only activities for the years ended December 31, 2022 and 2021 were organizational activities, those necessary to prepare for the Company’s initial public offering (the “Initial Public Offering”), described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company does not expect to generate any operating revenues until after the completion of our Business Combination. The Company generates non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. The Company incurs expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. The Company’s sponsor is Viveon Health, LLC, a Delaware limited liability company (the “Sponsor”).

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 18, 2022, the Company held a stockholder meeting to seek approval to extend the date by which the Company has to consummate a business combination from March 28, 2022 (the “Original Termination Date”) to June 28, 2022. In connection with the extension, the Company made a deposit into the Trust Account of $720,000 on March 23, 2022. As part of the meeting, stockholders redeemed 15,092,126 shares resulting in redemption payments out of the Trust Account totaling approximately $152,451,819. In addition, stockholders approved a proposal to allow the Company, without another stockholder vote, to elect to extend the date to consummate a Business Combination on a monthly basis for up to six times by an additional one month each time after the Extended Date, upon five days’ advance notice prior to the applicable deadline, for a total of up to nine months after the Original Termination Date, unless the closing of the proposed Business Combination with Suneva Medical, Inc. as described below or any potential alternative initial Business Combination shall have occurred. On each of June 23, 2022, July 26, 2022, August 30, 2022, September 28, 2022, October 28, 2022, and November 25, 2022 the Company deposited $240,000 into the Trust Account to extend the date to consummate a Business Combination through July 28, 2022, August 28, 2022, September 28, 2022, October 28, 2022, November 28, 2022, and December 28, 2022, respectively.

On December 23, 2022, the Company held its 2022 Annual Meeting of Stockholders, to among other things, seek approval to amend the Company’s Amended and Restated Certificate of Incorporation, to allow the Company to extend the date to consummate a Business Combination on a monthly basis for up to six times by an additional one month each time for a total of up to six months from December 28, 2022 until June 30, 2023 (the “Second Extended Date”), upon three calendar days’ advance notice prior to the applicable monthly deadline unless the closing of any potential initial business combination shall have occurred prior to the Second Extended Date. On each of December 27, 2022, January 26, 2023, February 27, 2023, March 27, 2023, and April 28, 2023, the Company deposited $100,000 into the Trust Account to extend the date to consummate a Business Combination through January 31, 2023, February 28, 2023, March 31, 2023, April 30, 2023 and May 31, 2023, respectively. Viveon made a final deposit of $100,000 on May 24, 2023 for a one month extension until June 30, 2023.

On June 22, 2023, the Company held a stockholder meeting to amend the Company’s Amended and Restated Certificate of Incorporation, to allow the Company, without another stockholder vote, to elect to extend the date to consummate a business combination on a monthly basis for up to six times by an additional one month until December 31, 2023, by depositing $85,000 into the trust account and (ii) further extend the date by which the Company must consummate an initial business combination (without seeking additional approval from the stockholders) for up to an additional three months, from January 1, 2024 to March 31, 2024, with no additional deposits to be made into the Trust Account during such period, each such extension for an additional one month period, (the “Third Extended Date”).

On June 22, 2023, the Company held a stockholder meeting (the “June 2023 Stockholders Meeting”) in which stockholders voted to (A) amend the Company’s Amended and Restated Certificate of Incorporation, to allow the Company to (i) initially extend the date by which the Company must consummate an initial business combination up to six times, each such extension for an additional one month period, until December 31, 2023, by depositing into the Trust Account, the amount of $85,000 for each one-month extension until December 31, 2023, and (ii) further extend the date by which the Company must consummate an initial business combination (without seeking additional approval from the stockholders) for up to an additional three months, from January 1, 2024 to March 31, 2024, with no additional deposits to be made into the Trust Account during such period, each such extension for an additional one month period, (the “Third Extended Date”), upon one calendar day advance notice to the Trustee, prior to the applicable monthly deadline, unless the closing of the proposed initial business combination with Clearday, Inc., or any potential alternative initial business combination shall have occurred prior to the Third Extended Date; and (B) to amend the Company’s Investment Management Trust Agreement, dated as of December 22, 2020, by and between the Company and the Trustee, allowing the Company to (i) initially extend the date by which the Company must consummate an initial business combination up to six times, each such extension for an additional one month period, until December 31, 2023, by depositing into the Trust Account, the amount of $85,000 for each one-month extension until December 31, 2023, and (ii) further extend the date by which the Company must consummate an initial business combination (without seeking additional approval from the stockholders) for up to an additional three months, from January 1, 2024 to March 31, 2024, each such extension for an additional one month period, with no additional deposits to be made into the Trust Account during such period from January 1, 2024 through March 31, 2024. In connection with the stockholders’ vote at the June 2023 Stockholders Meeting, 227,359 shares of common stock were tendered for redemption. As a result, approximately $2,498,947 (approximately $10.99 per share) were removed from the Company’s Trust Account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as franchise taxes, but not including any excise tax, since that date. Following redemptions, the Company has 1,617,415 shares of public common stock outstanding, and approximately $17,777,324 will remain in the Trust Account. On June 27, 2023, and July 27, 2023, the Company deposited $85,000 in the Trust Account, to extend the date by which the Company can complete an initial business combination by one month to July 31, 2023 and August 31, 2023, respectively.

If the Company is unable to complete its initial Business Combination by the Third Extended Date (the “Combination Period”), the Company will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding Public Shares (including any Units or Public Shares that its initial stockholders or their affiliates purchased in the Initial Public Offering or later acquired in the open market or in private transactions), which will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably practicable following such redemption, subject to the approval of the Company’s remaining holders of common stock and its board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject (in the case of (ii) and (iii) above) to its obligations to provide for claims of creditors and the requirements of applicable law.

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

Merger Agreement

On January 12, 2022, the Company entered into a Merger Agreement (the “Old Merger Agreement”) by and among the Company, VHAC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Old Merger Sub”), and Suneva Medical, Inc., a Delaware corporation (“Suneva”). Pursuant to the terms of the Merger Agreement, a Business Combination between the Company and Suneva will be effected through the merger of Old Merger Sub with and into Suneva, with Suneva surviving the merger as a wholly owned subsidiary of the Company (the “Old Merger”). The board of directors of the Company has (i) approved and declared advisable the Old Merger Agreement, the Old Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Old Merger Agreement and related transactions by the stockholders of the Company.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On July 13, 2022, the Company, Old Merger Sub, and Suneva entered into the Second Amendment to Old Merger Agreement (the “Second Amendment”) that amended and modified the Old Merger Agreement to extend the outside closing date to December 31, 2022 and to reduce the amount of parent closing cash required as a closing condition from $50 million to $30 million, net of Suneva expenses and Viveon expenses (“Parent Expenses”) and net of repayment of the $1.5 million Subordinated Convertible Promissory Note (as defined in Note 5) issued by Suneva to Intuitus Suneva Debt LLC (an entity affiliated with Viveon’s Chief Financial Officer), dated May 10, 2022 (unless converted into Suneva capital stock at the consummation of the business combination, which conversion is mandatory except in the case of a default by Suneva). Further, the defined term Parent Expenses was amended to include the Viveon’s operating expenses, severance payments and deferred compensation.

On November 10, 2022, the Company, Old Merger Sub, and Suneva entered into the Third Amendment to Old Merger Agreement (the “Third Amendment”) that amended and modified the Old Merger Agreement to (i) fix the aggregate exercise price for all of the in-the-money Suneva options and warrants at $2,582,075, representing the aggregate exercise price for all the in-the-money Suneva options and warrants outstanding as of the date of the Third Amendment, and extend the outside closing date from December 31, 2022 to March 31, 2023, to the extent the Company’s stockholders approve an amendment to its Amended and Restated Certificate of Incorporation to extend the date by which the Company has to consummate a business combination to June 30, 2023.

On February 2, 2023, legal counsel for Viveon sent a letter informing Suneva’s legal counsel that Viveon decided, effective immediately, to unilaterally terminate the Old Merger Agreement pursuant to Sections 10.2(a) and 10.3 thereof, based upon material breaches of the Old Merger Agreement by Suneva. The termination letter was sent without prejudice and reserved all of Viveon, Old Merger Sub and Viveon Health, LLC (Viveon’s sponsor) rights, claims and remedies, specifically including those within the Merger Agreement, against Suneva and others associated with Suneva who participated in the merger discussions and arrangements, and waived none.

Merger Agreement with Clearday

On April 5, 2023, the Company entered into a Merger Agreement (the “Merger Agreement”), by and among Viveon, Clearday, Inc., a Delaware corporation (“Clearday”), VHAC2 Merger Sub, Inc., a Delaware corporation (“New Merger Sub”), Viveon Health LLC, a Delaware limited liability Company, in the capacity as the representative from and after the effective time for the stockholders of the Company (other than the Company Stockholders (as defined in the Merger Agreement)) as of immediately prior to the effective time (and their successors and assigns) in accordance with the terms and conditions of the Merger Agreement, and Clearday SR LLC, a Delaware limited liability company, in the capacity as the representative from and after the effective time for the holders of Company preferred stock as of immediately prior to the effective time (and their successors and assigns) in accordance with the terms and conditions of the Merger Agreement. Pursuant to the terms of the Merger Agreement, a business combination between the Company and Clearday will be effected through the merger of New Merger Sub with and into Clearday, with Clearday surviving the merger as a wholly owned subsidiary of the Company and the Company will change its name to “Clearday Holdings, Inc.” (the “Merger”). The board of directors of the Company has (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement, the Merger and related transactions by the stockholders of Company. Capitalized terms used herein but not defined shall have the meanings ascribed thereto in the Merger Agreement.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consideration

Merger Consideration

The total consideration to be paid at closing (the “Merger Consideration”) by the Company to Clearday security holders (and holders who have the right to acquire Clearday capital stock) will be an amount equal to $250 Million (plus the aggregate exercise price for all Clearday options and warrants). The Merger Consideration will be payable in shares of the Company’s common stock, par value $0.0001 per share, valued at $10 per share.

Earnout Payments

In addition, the holders of Clearday preferred stock will have the contingent right to earn up to 5,000,000 shares of the Company’s common stock, in the aggregate (the “Earnout Shares”), if at any time during the period beginning on the date of the Closing (the “Closing Date”) and ending on the fifth anniversary of the Closing Date (the “Earnout Eligibility Period”), the Adjusted Net Income (as defined below) for any Earnout Period is a positive number for the first time during the Earnout Eligibility Period (the “Earnout Milestone”). Under the Merger Agreement, Adjusted Net Income means for any Earnout Period, the consolidated net income or loss for such period calculated in accordance with U.S. GAAP applied on a basis consistent with past practice, of (a) for periods prior to the Closing, the Company and its subsidiaries (the “Company Group”), and (b) for periods from and after the Closing, of us and our subsidiaries (including the Company Group), in each case before adjusting for the following to the extent deducted/added in calculating consolidated net income or loss: (1) interest expense/income; (2) income tax expense/tax credits; (3) depreciation and amortization; (4) transaction expenses; (5) extraordinary items; (6) any income or loss attributable to us that accrues in accordance with U.S. GAAP on or prior to the Closing Date; and (7) all gains or losses in connection with sales or dispositions of assets and investments not in the ordinary course of business.

If, following the Closing Date and prior to end of the Earnout Eligibility Period, there is a change of control, then, immediately prior to such change of control, all the Earnout Shares not yet earned shall be earned by the Clearday earnout holders and shall be released from escrow and delivered to the Clearday earnout holders, and the Clearday earnout holders shall be eligible to participate in such change of control transaction with respect to such Earnout Shares.

The Earnout Shares will be placed in escrow and will not be released from escrow until they are earned as a result of the occurrence of the Earnout Milestone or a change of control, if applicable. The Earnout Shares that are not earned on or before the expiration of the Earnout Eligibility Period shall be automatically forfeited and cancelled.

Treatment of Clearday Securities

Cancellation of Securities.

Each share of Clearday capital stock, if any, that is owned by the Company, New Merger Sub, Clearday, or any of their subsidiaries (as treasury stock or otherwise) immediately prior to the effective time of the Merger (the “Effective Time”), will automatically be cancelled and retired without any conversion or consideration.

Preferred Stock.

At the Effective Time, each issued and outstanding share of Clearday’s Series F Cumulative Convertible Preferred Stock, par value $0.001 per share (“Clearday Series F Preferred Stock”) (other than any such shares of Clearday capital stock cancelled as described above and any dissenting shares), will be converted into the right to receive: (A) one (1) share of Parent New Series F Preferred Stock plus (B) a number of Earnout Shares in accordance with, and subject to the contingencies, set forth in the Merger Agreement.

Each issued and outstanding share of Clearday’s Series A Convertible Preferred Stock, par value $0.001 per share (“Clearday Series A Preferred Stock”) (other than any such shares of Clearday capital stock cancelled as described above and any dissenting shares), will be converted into the right to receive: (A) one (1) share of Parent New Series A Preferred Stock plus (B) a number of Earnout Shares in accordance with, and subject to the contingencies, set forth in the Merger Agreement.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Common Stock.

At the Effective Time, each issued and outstanding share of Clearday’s common stock, par value $0.001 per share (“Clearday Common Stock”) (other than any such shares of Clearday capital stock cancelled as described above and any dissenting shares) will be converted into the right to receive a number of shares of the Company’s common stock equal to the conversion ratio. The “Conversion Ratio” as defined in the Merger Agreement means an amount equal to (a)(i) the sum of $250 Million, plus the aggregate exercise or conversion price of outstanding Clearday’s stock options and warrants (excluding unvested options and options or warrants with an exercise or conversion price of $5.00 or more), divided by (ii) the number of fully diluted Clearday capital stock (including Clearday preferred stock, warrants, stock options, convertible notes, and any other convertible securities) (excluding unvested options and options or warrants with an exercise or conversion price of $5.00 or more and assuming a conversion price of Clearday subsidiary securities as provided in the Merger Agreement); divided by (b) $10.00.

Merger Sub Securities.

Each share of common stock, par value $0.0001 per share, of New Merger Sub issued and outstanding immediately prior to the Effective Time will be converted into and become one newly issued share of common stock of the surviving corporation.

Stock Options.

At the Effective Time, each outstanding option to purchase shares of Clearday Common Stock will be converted into an option to purchase, subject to substantially the same terms and conditions as were applicable under such options prior to the Effective Time, shares of the Company’s common stock equal to the number of shares subject to such option prior to the effective time multiplied by the Conversion Ratio, at an exercise price per share of the Company’s common stock equal to the exercise price per share of Clearday Common Stock subject to such option divided by the Conversion Ratio.

Warrants.

Contingent on and effective as of immediately prior to the effective time, each outstanding warrant to purchase shares of Clearday Preferred Stock or Clearday Common Stock will be treated in accordance with the terms thereof.

Convertible Notes.

Contingent on and effective as of immediately prior to the Effective Time, Clearday’s convertible notes outstanding as of immediately prior to the effective time, will be treated in accordance with the terms of the relevant agreements governing such convertible notes.

Subsidiary Capital Stock.

At and as of the effective time, the subsidiary capital stock will remain in full force and effect with the right to acquire the Clearday Common Stock with such adjustments noted in the terms of such subsidiary capital stock.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Representations and Warranties

The Merger Agreement contains customary representations and warranties of the parties thereto with respect to, among other things, (a) corporate existence and power, (b) authorization to enter into the Merger Agreement and related transactions; subsidiaries, (c) governmental authorization, (d) non-contravention, (e) capitalization, (f) corporate records, (g) consents, (h) financial statements, (i) internal accounting controls, (j) absence of certain changes, (k) properties; title to assets, (l) litigation, (m) material contracts, (n) licenses and permits, (o) compliance with laws, (p) intellectual property, (q) privacy and data security, (r) employee matters and benefits, (s) tax matters, (t) real property, (u) environmental laws, (v) finders’ fees, (w) directors and officers, (x) anti-money laundering laws, (y) insurance, (z) related party transactions, and (aa) certain representations related to securities law and activity. The Company has additional representations and warranties, including (a) issuance of shares, (b) trust fund, (c) listing, (d) board approval, (e) SEC documents and financial statements, (f) certain business practices, (g) expenses, indebtedness and other liabilities and (h) brokers and other advisors.

Covenants

The Merger Agreement includes customary covenants of the parties with respect to operation of their respective businesses prior to consummation of the Merger and efforts to satisfy conditions to consummation of the Merger. The Merger Agreement also contains additional covenants of the parties, including, among others, access to information, cooperation in the preparation of the registration statement and proxy statement (as each such terms are defined in the Merger Agreement) required to be filed in connection with the Merger and to obtain all requisite approvals of each party’s respective stockholders. The Company and Clearday have each also agreed to include in the proxy statement the recommendation of its respective board that its stockholders approve all of the proposals to be presented at its respective special meeting. In addition, each of the Company and Clearday have agreed to use commercially reasonable efforts to solicit and finalize definitive documentation for a committed equity in an aggregate amount that, together with the funds in the Trust Account after giving effect to potential redemptions from the Company’s public stockholders, together with financing programs available to Clearday after the Closing, will provide to Clearday working capital to meet its short term commercial development goals.

The Company has also agreed to prepare a proxy statement to seek the approval of its stockholders (the “Extension Proposal”) to amend its organizational documents to extend the period of time the Company is afforded under its organizational documents and IPO prospectus to consummate an initial business combination for an additional three months, from June 30,2023 to September 30, 2023 (or such earlier date as the Company and Clearday may agree in writing).

Each party’s representations, warranties and pre-Closing covenants will not survive Closing and no party has any post-Closing indemnification obligations.

Viveon Equity Incentive Plan

The Company has agreed to approve and adopt an equity incentive plan (the “Incentive Plan”) to be effective as of the Closing and in a form mutually acceptable to the Company and Clearday, subject to approval of the Incentive Plan by the Company’s stockholders. The Incentive Plan will provide for an initial aggregate share reserve equal to 8% of the number of shares of the Company’s common stock issued and outstanding at the Closing and an “evergreen” provision that is mutually agreeable to the Company and Clearday will provide for an automatic increase on the first day of each fiscal year in the number of shares available for issuance under the Incentive Plan as mutually determined by the Company and Clearday.

Non-Solicitation Restrictions

Each of the Company and Clearday has agreed that from the date of the Merger Agreement to the effective time or, if earlier, the valid termination of the Merger Agreement in accordance with its terms, it will not initiate any negotiations with any party relating to an alternative transaction (as such term is defined in the Merger Agreement) or enter into any agreement relating to such a proposal, other than as expressly excluded from the definition of an alternative transaction. Each of the Company and Clearday has also agreed to be responsible for any acts or omissions of any of its respective representatives that, if they were the acts or omissions of the Company and Clearday, as applicable, would be deemed a breach of the party’s obligations with respect to these non-solicitation restrictions.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Conditions to Closing

The consummation of the Merger is conditioned upon, among other things, (i) the absence of any applicable law or order restraining, prohibiting or imposing any condition on the consummation of the Merger and related transactions, (ii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) receipt of any consent, approval or authorization required by any Authority (as defined in the Merger Agreement), (iv) the Company having net tangible assets of at least $5,000,001 (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act), unless the Company’s amended and restated certificate of incorporation shall have been amended to remove such requirement prior to or concurrently with the Closing, (v) approval by Clearday’s stockholders of the Merger and related transactions, (vi) approval by the Company’s stockholders of the Merger and related transactions, (vii) the conditional approval for listing by NYSE American (or an alternate exchange) of the shares of the Company’s common stock to be issued in connection with the transactions contemplated by the Merger Agreement and satisfaction of initial and continued listing requirements, and (viii) the registration statement becoming effective in accordance with the provisions of the Securities Act of 1933, as amended (“Securities Act”).

Solely with respect to the Company and New Merger Sub, the consummation of the Merger is conditioned upon, among other things, (i) Clearday having duly performed or complied with all of its obligations under the Merger Agreement in all material respects, (ii) the representations and warranties of Clearday, other than certain fundamental representations as defined in the Merger Agreement, being true and correct in all respects unless failure would not have or reasonably be expected to have a material adverse effect (as defined in the Merger Agreement) on Clearday or any of its subsidiaries, (iii) certain fundamental representations, as defined in the Merger Agreement, being true and correct in all respects, other than de minimis inaccuracies, (iv) no event having occurred that would result in a material adverse effect on Clearday or any of its subsidiaries, (v) Clearday and its securityholders having executed and delivered to the Company each additional agreement (as defined in the Merger Agreement) to which they each are a party and (vi) Clearday delivering certain certificates to the Company.

Solely with respect to Clearday, the consummation of the Merger is conditioned upon, among other things, (i) Viveon and New Merger Sub having duly performed or complied with all of their respective obligations under the Merger Agreement in all material respects, (ii) the representations and warranties of the Company and Merger Sub, other than certain fundamental representations as defined in the Merger Agreement, being true and correct in all respects unless failure to be true and correct would not have or reasonably be expected to have a material adverse effect on the Company or New Merger Sub and their ability to consummate the Merger and related transactions, (iii) certain fundamental representations, as defined in the Merger Agreement, being true and correct in all respects, other than de minimis inaccuracies, (iv) no event having occurred that would result in a Material Adverse Effect on the Company or New Merger Sub, (v) the amended parent charter (as defined in the Merger Agreement) being filed with, and declared effective by, the Delaware Secretary of State, (vi) the Company delivering certain certificates to Clearday, (vii) the size and composition of the post-Closing board of directors of the Company having been appointed as set forth in the Merger Agreement and (viii) the Company, Viveon Health LLC and other stockholders, as applicable, having executed and delivered to Clearday each additional agreement to which they each are a party.

Termination

The Merger Agreement may be terminated at any time prior to the effective time as follows:

(i) by either the Company or Clearday, if (A) the Merger and related transactions are not consummated on or before the latest of (i) June 30, 2023, (ii) if the Extension Proposal is approved, September 30, 2023 and (iii) if one or more extensions to a date following September 30, 2023 are obtained at the election of the Company, with the Company’s stockholder vote, in accordance with the Company’s amended and restated certificate of incorporation, the last date for the Company to consummate a business combination pursuant to such extensions; and (B) the material breach or violation of any representation, warranty, covenant or obligation under the Merger Agreement by the party seeking to terminate the Merger Agreement was not the cause of, or resulted in, the failure of the closing to occur on or before the outside Closing Date, without liability to the other party;

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(ii) by either the Company or Clearday, if any authority has issued any final decree, order, judgment, award, injunction, rule or consent or enacted any law, having the effect of permanently enjoining or prohibiting the consummation of the Merger, provided that, the party seeking to terminate cannot have breached its obligations under the Merger Agreement and such breach was a substantial cause of, or substantially resulted in, such action by the authority; and

(iii) by mutual written consent of the Company and Clearday duly authorized by each of their respective boards of directors.

The Merger Agreement and other agreements described below have been included to provide investors with information regarding their respective terms. They are not intended to provide any other factual information about the Company, Clearday or the other parties thereto. In particular, the assertions embodied in the representations and warranties in the Merger Agreement were made as of a specified date, are modified or qualified by information in one or more disclosure letters prepared in connection with the execution and delivery of the Merger Agreement, may be subject to a contractual standard of materiality different from what might be viewed as material to investors, or may have been used for the purpose of allocating risk between the parties. Accordingly, the representations and warranties in the Merger Agreement are not necessarily characterizations of the actual state of facts about the Company, Clearday or the other parties thereto at the time they were made or otherwise and should only be read in conjunction with the other information that the Company or Clearday makes publicly available in reports, statements and other documents filed with the SEC. The Company and Clearday investors and securityholders are not third-party beneficiaries under the Merger Agreement.

Certain Related Agreements

Parent Support Agreements.

Concurrently with the execution of the Merger Agreement, the Company, Clearday and the Sponsor and the officers and directors of the Company entered into a support agreement (the “Parent Support Agreement”) pursuant to which the Sponsor and the officers and directors of the Company have agreed to vote all shares of the Company’s common stock beneficially owned by them, including any additional shares of the Company they acquire ownership of or the power to vote: (i) in favor of the Merger and related transactions, (ii) against any action reasonably be expected to impede, delay, or materially and adversely affect the Merger and related transactions, and (iii) in favor of an extension of the period of time the Company is afforded to consummate an initial business combination.

Company Support Agreements.

Concurrently with the execution of the Merger Agreement, the Company, Clearday and certain stockholders of Clearday entered into a support agreement (the “Company Support Agreement”), pursuant to which such Clearday stockholders have agreed to vote all common and preferred stock of Clearday beneficially owned by them, including any additional shares of Clearday they acquire ownership of or the power to vote, in favor of the Merger and related transactions and against any action reasonably be expected to impede, delay, or materially and adversely affect the Merger and related transactions.

Lock-Up Agreements.

In connection with the closing, certain Clearday stockholders will each agree, subject to certain customary exceptions, not to (i) offer, sell contract to sell, pledge or otherwise dispose of, directly or indirectly, any lockup shares, (ii) enter into a transaction that would have the same effect, (iii) enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of the lock-up shares or otherwise, (iv) engage in any short sales or other arrangement with respect to the lock-up shares or (v) publicly announce any intention to effect any transaction specified in clause (i), (ii) or (iii) until the date that is six months after the Closing Date (the “Lock-Up Period”). The term “Lockup Shares” mean the Merger Consideration Shares and the Earnout Shares, if any, whether or not earned prior to the end of the Lock-up Period, together with any other shares of the Company’s common stock, and including any securities convertible into, or exchangeable for, or representing the rights to receive the Company’s common stock, if any, acquired during the Lock-up Period. If the closing price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period following the Closing Date, 50% of the Lock-up Shares will be released from the lock-up. The existing escrow provisions of the Company’s common stock held by certain stockholders will remain in effect.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amended and Restated Registration Rights Agreement.

At the Closing, the Company will enter into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”) with certain existing stockholders of the Company and Clearday with respect to their shares of the Company’s common stock acquired before or pursuant to the Merger, and including the shares issuable on conversion of the warrants issued to the Sponsor in connection with the Company’s initial public offering and any shares issuable on conversion of loans or other convertible securities. The agreement amends and restates the registration rights agreement the Company entered into on December 22, 2020 in connection with its initial public offering. Subject to the Lock-Up Agreements described above, the holders of a majority of the shares held by the Company’s existing stockholders, and the holders of a majority of the shares held by the Clearday stockholders will each be entitled to make one demand that Clearday register such securities for resale under the Securities Act, or two demands each if the Company is eligible to use Form S-3 or a similar short-form registration statement. In addition, the holders will have certain “piggy-back” registration rights that require the Company to include such securities in registration statements that the Company otherwise files. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Going Concern

As of December 31, 2022, the Company had $19,847 of cash and cash equivalents held outside the Trust Account available for working capital needs. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs or complete a Business Combination by March 31, 2024, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these consolidated financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

Risks & Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a prospective partner company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our common stock to be adversely affected.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Inflation Reduction Act of 2022 and Excise Tax

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary, Old Merger Sub after elimination of all intercompany transactions and balances as of December 31, 2022 and 2021.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. The initial valuation of the Public Warrants (as defined in Note 3), Rights (as defined in Note 3) common stock subject to redemption and the periodic valuation of the Private Warrants and Subscription Warrants (as defined in Note 6) required management to exercise significant judgement in its estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The cash equivalents in the amount of $6,346 and $350,455, were held in money market funds as of December 31, 2022 and December 31, 2021, respectively.

Investments Held in Trust Account

As of December 31, 2022 and December 31, 2021, substantially all of the assets held in the Trust Account were held in a money market account and mutual funds which invested in U.S. Treasury securities, respectively. The assets were transferred from mutual funds to a money market account on December 21, 2022. The assets in the amount of $53,815,395 and $203,282,989 were held in the Trust Account as of December 31, 2022 and December 31, 2021, respectively. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in Interest and dividends earned on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and recorded as a warrant liability. In accordance with guidance contained in ASC 815, the Public Warrants (as defined in Note 3) qualify for equity treatment. The Private Warrants and Subscription Warrants (as defined in Note 6) do not qualify as equity and are recorded as liabilities at fair value. Changes in the estimated fair value of the Private Warrants and Subscription Warrants are recognized as non-cash gains or losses on the consolidated statements of operations.

Debt with Conversion and Other Options

The Company accounts for a series of unsecured senior promissory note agreements under ASC Topic ASC 470-20-25-2, Debt with Conversion and Other Options - Debt Instruments with Detachable Warrants (“ASC 470-20-25-2”).  In accordance with ASC 470-20-25-2, proceeds from the sale of a debt instrument with stock purchase warrants (detachable call options) are allocated to the two elements based on the relative fair values of the debt instrument without the warrants and of the warrants themselves at time of issuance.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit. There was no change in redemption value for the year ended December 31, 2021. In connection with extending the Company’s Original Termination Date to the Extended Date, the Company deposited $720,000, $240,000, $240,000, $240,000, $240,000, and $240,000 into the Trust Account on March 23, 2022, June 23, 2022, July 26, 2022, August 30, 2022, September 28, 2022, October 28, 2022, and November 25, 2022 respectively. In connection to the Company’s Second Extended Date, the Company deposited $100,000 into the Trust Account on December 27, 2022. The Company recorded increases in the redemption value of common stock subject to redemption of $2,607,712 during the year ended December 31, 2022.

In connection to the Company’s Third Extended Date, On June 27, 2023, the Company deposited the payment of $85,000 in the Trust Account, to extend the date by which the Company can complete an initial business combination by one month to July 31, 2023.

As of December 31, 2022 and December 31, 2021, the redeemable common stock reflected in the consolidated balance sheets are reconciled in the following table:

Gross proceeds	$201,250,000
Less:
Fair value of Public Warrants at issuance	(10,384,500)
Fair value of Rights at issuance	(9,136,750)
Issuance costs allocated to common stock subject to possible redemption	(10,660,961)
Plus:
Remeasurement of carrying value to redemption value	32,194,711
Common stock subject to possible redemption as of December 31, 2021	203,262,500
Redemption of common stock by stockholders	(152,451,819)
Common stock tendered for redemption	(34,004,514)
Remeasurement of carrying value to redemption value	2,607,712
Common stock subject to possible redemption as of December 31, 2022	$19,413,879

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were unrecognized tax benefits as of December 31, 2022 and 2021 of $765,613 and $0, respectively. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the years ended December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

See Note 11 for additional information on income taxes for the periods presented.

Net (Loss) Income Per Common Share

Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. The calculation of diluted (loss) income per common share does not consider the effect of the Public Warrants (as defined in Note 3), Private Warrants, Subscription Warrants (as defined in Note 6), and Rights (as defined in Note 3) since the exercise of the warrants and Rights are contingent upon the occurrence of future events and the inclusion of such warrants and Rights would be anti-dilutive. The warrants and Rights are exercisable to purchase 22,068,750 shares of common stock in the aggregate.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Year ended December 31, 2022		For the Year ended December 31, 2021
	Redeemable Common Stock	Non-redeemable Common Stock	Redeemable Common Stock	Non-redeemable Common Stock
Basic and diluted net (loss) income per share:
Numerator:
Net (loss) income	$(326,506)	$(160,282)	$2,074,858	$414,971
Denominator:
Weighted Average Common Stock	8,199,223	4,025,000	20,125,000	4,025,000
Basic and diluted net (loss) income per common share	$(0.04)	$(0.04)	$0.10	$0.10

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

The carrying amounts reflected in the consolidated balance sheets for current assets and current liabilities approximate fair value due to their short-term nature.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. The Company’s derivative instruments are recorded at fair value and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. Derivative assets and liabilities are classified on the consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Private Warrants and Subscription Warrants (as defined in Note 6) are derivative instruments. As the Private Warrants and Subscription Warrants meet the definition of a derivative the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820 with changes in fair value recognized in the consolidated statements of operations in the period of change. In accordance with ASC Topic 825, Financial Instruments, the Company has concluded that a portion of the transaction costs which directly related to the Initial Public Offering and the Private Placement, should be allocated to the Private Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the consolidated statements of operations.

Recent Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying consolidated financial statements.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares vested immediately, and, as such, in accordance with ASC 718, the Company recognized compensation expense on the transfer date in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares. The fair value of the Founder Shares transferred to the Additional Transferee was determined to be $157,140 ($5.82 per share) as of April 30, 2021. The Company recognized compensation expense of $157,140 within stock compensation expense in the Company’s statement of operations for the year ended December 31, 2021. The Company did not recognize compensation expense for the year ended December 31, 2022.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note Agreements Payable - Related Party

We entered into a series of Note Agreements with several lenders affiliated with our Sponsor, Viveon Health LLC and Intuitus Group LLC, for which the Chief Financial Officer of the Company is the Sole Proprietor for up to an aggregate amount totaling $1,955,000 (see Note 6). As of December 31, 2022, the balance on the Notes was $1,955,000.

Promissory Notes - Related Party

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

The Chief Financial Officer of the Company loaned the Company $75,000 to cover expenses related to ongoing operations, which was funded on December 27, 2022. This loan is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. The loan agreement was entered into on December 27, 2022.

As of December 31, 2022, and December 31, 2021, the outstanding balance of the loan was $75,000 and $0, respectively. Subsequent to December 31, 2022, the Chief Financial Officer of the Company, loaned the Company an additional $555,000 through the date of this filing. These loans will be exchanged for Clearday Senior Convertible Notes upon consummation of the Company’s initial Business Combination.

The Chief Executive Officer of the Company loaned the Company $100,000 to cover expenses related to ongoing operations, which was funded on April 2, 2023. This loan is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. The loan agreement was entered into on April 2, 2023. As of December 31, 2022, and December 31, 2021, the outstanding balance of the loan was $0, respectively.

Subsequent to December 31, 2022, three investors in the Sponsor, loaned the Company $100,000 in the aggregate, to cover expenses related to ongoing operations, funded on April 5, 2023, and April 7, 2023. These loans are non-interest bearing and payable upon consummation of the Company’s initial Business Combination. The loan agreements were entered into on April 5, 2023, and April 7, 2023. As of December 31, 2022, and December 31, 2021, the outstanding balance of the loan was $0, respectively.

On May 12, 2023, the Company entered into an unsecured promissory note with Clearday (the “Clearday Note”). The Clearday Note is non-interest bearing mature upon the earlier of (i) the first anniversary of the issuance date and (ii) December 31, 2022. Proceeds provided to us under the Clearday Note through the filing date were approximately $881,710 during fiscal year 2023.Funds in the Trust Account may not be used to repay the obligations under the Clearday Note. We used such funds for general working capital purposes.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would be repaid upon consummation of the Company’s initial Business Combination, without interest. As of December 31, 2022 and December 31, 2021, the Company had no borrowings under Working Capital Loans.

Administrative Service Fee

Commencing on the date of the Company’s final prospectus, the Company has agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $240,000 and $240,000 of administrative service fees for the year ended December 31, 2022 and 2021, respectively. The accrued amounts are included in Due to related party on the balance consolidated balance sheets. For the year ended December 31, 2022 and 2021, $50,000 and $10,000 of such expenses were recorded in Due to related party, respectively.

Due to Related Party

The Company’s directors and officers are reimbursed for any reasonable out-of-pocket expenses incurred by them in connection with certain activities on behalf of the Company, such as identifying and investigating possible target businesses and Business Combinations. For the years ended December 31, 2022 and 2021, $6,647 and $9,479 of such expenses were incurred, respectively. As of December 31, 2022 and 2021, $5,806 and $5,850 of such expenses were recorded in Due to related party, respectively.

Due from Related Party

As of December 31, 2021, the Company had a receivable of $15,000 in connection with a payment made by the Company to a vendor on behalf of a related party. During the year ended December 31, 2022, the Company was repaid for the receivable. As of December 31, 2022, the balance in Due from related party is $0.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. NOTE AGREEMENTS PAYABLE

On March 21, 2022, March 23, 2022, April 4, 2022, April 27, 2022, May 9, 2022, October 27, 2022, and November 25, 2022, in connection with the extension of the date by which the Company has to consummate a Business Combination (see Note 7), the Company entered into a series of unsecured senior promissory note agreements (“Note Agreements”) for up to an aggregate amount totaling $4.0 million (the “Notes”). Of the total $4.0 million of the Notes, $1,955,000 is loaned by lenders who are affiliated with the sponsor and a director of the Company, and Intuitus Group LLC, for which the Chief Financial Officer of the Company is the Sole Proprietor. The Notes do not bear interest and were set to mature upon the earlier of (i) the closing of the Company’s initial Business Combination and (ii) December 31, 2022 (the “Original Maturity Date”). A commitment fee in the amount equal to 10% of all amounts funded under Notes (up to a maximum of $400,000), is due to the subscribers, on a pro rata basis, by the Company promptly following the initial funding. As of December 31, 2022, the Company has received $4 million of funding for the Notes. The Company has paid $400,000 in commitment fees as of December 31, 2022. Subsequent to December 31, 2022, in connection with the business combination a majority of the lenders of the Notes have agreed to exchange their Notes with the Company for Clearday Senior Convertible Notes. Upon the consummation of the business combination and the exchange of the Subscription Agreements for the Clearday Senior Convertible Notes, the lenders will forfeit their Subscription Warrants as part of the exchange. One lender has chosen not to convert to Clearday Senior Convertible Notes. The balance owed to this lender under the Notes is considered due upon demand by the lender. As of the date of this filing of this Annual Report the lender has not requested payment of the Note.

Pursuant to the terms of the Note Agreements, the subscribers shall receive warrants to purchase one share of Company common stock for every $2.00 of the funded principal amount of the Notes up to 2,000,000 shares of the Company common stock, in the aggregate, at an exercise price of $11.50 per share, subject to adjustment (the “Subscription Warrants”). See Note 9 for additional terms of the Subscription Warrants. Pursuant to a warrant cancellation and forfeiture agreement dated as of August 16, 2023, one of the Company’s directors agreed to forfeit for cancellation 89,029 of the warrant shares underlying the warrant issued to an affiliate that he controls in connection with the Notes described above.

In accordance with ASC 470-20-25-2, Debt with Conversion and Other Options - Debt Instruments with Detachable Warrants, the proceeds from the issuance of the Notes were allocated to the Notes and Subscription Warrants using the with-and-without method. Under this method, the Company first allocated the proceeds from the issuance of the Notes to the Subscription Warrants based on their initial fair value measurement of $5,370,185 for the Subscription Warrants issued on March 21, 2022, $337,991 for the Subscription Warrants issued on March 23, 2022, $341,967 for the Subscription Warrants issued on April 4, 2022, $417,037 for the Subscription Warrants issued on April 27, 2022, $162,003 for the Subscription Warrants issued on May 9, 2022, $65,326 for the Subscription Warrants issued on October 27, 2022, and $121,093 for the Subscription Warrants issued on November 25, 2022. The measurement of the Subscription Warrants fair value was determined utilizing a Monte Carlo simulation model considering all relevant assumptions current at the dates of issuance. See Note 10 for additional details on the assumptions used. The initial fair value of the Subscription Warrants exceeded the proceeds received from the issuance of the Notes. As such, the proceeds allocated to the Notes were nil. The Company recognized a loss on issuance of the Subscription Warrants of $3,209,183 for the year ended December 31, 2022.

The Company complies with ASC Topic 835, Interest (“ASC 835”). In accordance with ASC 835-30, discounts to the principal amounts are included in the carrying value of the Notes and amortized to “Interest expense” over the remaining term of the underlying debt to the Original Maturity Date. During the year ended December 31, 2022, the Company recorded a $3,645,777 debt discount upon issuance of the Notes, respectively. The discount was amortized to interest expense over the term of the debt to the Original Maturity Date. For the year ended December 31, 2022, the amortization of the discount resulted in interest expense of $3,645,777.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Notes as of December 31, 2022:

Note	$4,000,000
Debt discount	$—
Carrying value of notes	$4,000,000

NOTE 7. COMMITMENTS AND CONTINGENCIES

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 2,625,000 additional shares of common stock to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriters exercised the over-allotment option in full on December 28, 2020.

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

In addition, subject to certain conditions, the Company granted the underwriters of the Initial Public Offering, for a period of 12 months after the date of the consummation of a Business Combination, a right of first refusal to act as book-running managing underwriter or placement agent, with at least 30% of the economics, for any and all future public and private equity, convertible and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement related to our initial public offering. Subsequently this agreement was voided.

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

Vendor Agreements

On May 18, 2021, the Company entered into an agreement with a transactional and strategic advisory firm (the “Strategic Advisor”) for advisory services as needed by the Company in connection with a Business Combination. Pursuant to this agreement, the Company incurred approximately $875,000 in fees. As of December 31, 2022 and December 31, 2021, $500,000 of such fees remain unpaid and are included in accrued costs and expenses on the consolidated balance sheets. On November 1, 2021, the Company and the Strategic Advisor entered into an amendment to the agreement. Pursuant to this amendment, the Company will pay the Strategic Advisor a fee of $2,625,000, inclusive of the $500,000 accrued as of December 31, 2022 and December 31, 2021. The remaining $2,125,000 is contingent upon the consummation of the Business Combination.

On October, 8, 2021, the Company entered into an agreement with a financial advisor (the “Exclusive Financial Advisor”) for financial advisory services such as financial and transaction feasibility analysis, assistance in negotiations, assistance in capital planning, and other customary services in connection with a Business Combination, pursuant to which the Company will pay the Exclusive Financial Advisor a fee of $1,500,000 contingent upon the consummation of the Business Combination. This agreement was terminated on January 31, 2023 as a result of the termination of the merger agreement between the Company and Suneva.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 1, 2021, the Company entered into an agreement with a financial advisor (the “Second Financial Advisor”) for financial advisory services such as guidance on valuation and transaction structure and terms, assistance in negotiations, coordination of due diligence, documentation, and transaction closing, and introduction of the Company to institutional investors in connection with a Business Combination, pursuant to which the Company will pay the Second Financial Advisor a fee of $400,000 contingent upon the consummation of the Business Combination. As a result of the termination of the merger agreement between the Company and Suneva, this agreement was terminated on January 31, 2023, and there are no related contingent fees for the agreement.

On November 2, 2021, the Company entered into an agreement with a financial advisor (the “Third Financial Advisor”) for financial advisory services such as market related advice and assistance in connection with a Business Combination, pursuant to which the Company will pay the Third Financial Advisor a fee of $500,000 contingent upon the consummation of the Business Combination. As a result of the termination of the merger agreement between the Company and Suneva, this agreement was terminated on June 9, 2023, and there are no related contingent fees for the agreement.

On November 5, 2021, the Company entered into an agreement with an advisor (the “Advisor”) for services such as assistance in refining strategic objectives, preparation or refinement of solicitation materials, identification, contact, and solicitation of or potential investors and other sources of capital, and assistance in review, selection, negotiation, and closing of a transaction in connection with a Business Combination, pursuant to which the Company will pay the Advisor a fee of $200,000 contingent upon the consummation of the Business Combination. As a result of the termination of the merger agreement between the Company and Suneva, this agreement was terminated on June 19, 2023, and there are no related contingent fees for the agreement.

On November 15, 2021, the Company entered into an agreement with two placement agents (the “Placement Agents”) for services such as analysis of potential contributions and assets of a target to the Company’s future prospects, assistance in negotiations, and assistance in preparation of presentations to investors, lenders, and/or other financial sources in connection with a Business Combination, pursuant to which the Company will pay the Placement Agents a fee equal to the difference between 5% of the total aggregate sales price of the securities sold as part of the Business Combination and 5% of any securities sold as part of the Business Combination to investors identified by the Advisor, contingent upon the consummation of the Business Combination. This agreement was terminated on February 15, 2022, as a result of an automatic termination provision upon the earlier to occur of three months or the final closing of Business Combination and there are no related contingent fees for the agreement.

On February 17, 2022, the Company entered into an agreement with a broker-dealer (the “Broker-Dealer”) for services such as providing the Company with capital markets advisory services with regard to a forward purchase agreement, convertible private investment in public equity (“PIPE”), secured credit facility, and any other capital structure topics in connection with a Business Combination, pursuant to which the Company will pay the Broker-Dealer a fee of $250,000. This agreement was terminated on June 9, 2023, as a result of the termination of the merger agreement between the Company and Suneva. Pursuant to the terms of the agreement the Broker-Dealer will remain entitled to the fee of $250,000 if a Business Combination is consummated within 24 months after the termination date. The Company is pursuing a waiver from the Broker-Dealer to waive the $250,000 fee upon a Business Combination. As such, the fee remains contingent upon the consummation of the Business Combination.

On May 9, 2023, the Company entered into an agreement with a placement agent (the “Placement Agent) for services such as advising and assisting the Company in identifying one or more investors that are “accredited” or “qualified institutional buyers. Pursuant to which the Company will pay the Placement Agents a cash fee upon closing equal to eight percent (8.0%) of the gross proceeds received by the Company, contingent upon the consummation of the Business Combination.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On March 18, 2022, stockholders elected to redeem 15,092,126 shares of the Company’s common stock, resulting in redemption payments out of the Trust Account totaling approximately $152,451,819. Subsequent to the redemptions, 5,032,874 shares of common stock remained in the Trust Account.

On March 21, 2022, March 23, 2022, April 4, 2022, April 27, 2022, May 9, 2022, October 27, 2022, and November 25, 2022, the Company entered into the Note Agreements (see Note 6). The Note Agreements included Subscription Warrants (see Note 9). The entry into the Note Agreements and the terms of the Notes and Subscription Warrants was approved by the Audit Committee of the Board of Directors of the Company at a meeting held on March 21, 2022.

On March 23, 2022, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State (the “Amendment”) The Amendment (i) extends the date by which the Company has to consummate a Business Combination for three months, from the Original Termination Date to the Extended Date and (ii) allows the Company, without another stockholder vote, to elect to extend the date to consummate a Business Combination on a monthly basis for up to six times by an additional one month each time after the Extended Date, upon five days’ advance notice and the deposit of $240,000 prior to the applicable deadline, for a total of up to nine months after the Original Termination Date, unless the closing of the proposed Business Combination with any potential initial Business Combination shall have occurred. The Amendment was approved by the Company’s stockholders at its Annual Meeting of Stockholders held on March 18, 2022.

On December 23, 2022, the Company held its 2022 Annual Meeting of the Stockholders in which they voted to extend the date to consummate a business combination on a monthly basis for up to six times by an additional one month each time for a total of up to six months from December 28, 2022 until June 30, 2023, upon three calendar days’ advance notice and the deposit of $100,000 prior to the applicable monthly deadline, unless the closing of any potential initial business combination shall have occurred prior to the Second Extended Date. On each of December 27, 2022, January 26, 2023, February 27, 2023, March 27, 2023 and April 28, 2023, the Company deposited $100,000 into the Trust Account to extend the date to consummate a Business Combination through January 31, 2023, February 28, 2023, March 31, 2023, April 30, 2023 and May 31, 2023, respectively. The Company made a deposit of $100,000 on May 24, 2023 for a one month extension until the Second Extended Date.

On December 23, 2022, stockholders elected to redeem 3,188,100 Public Shares, resulting in a redemption payable as of December 31, 2022 of $34,004,514 included in common stock tendered for redemption on the consolidated balance sheet. On January 25, 2023, redemption payments out of the trust account totaled $34,004,514. Subsequent to the redemptions, 1,844,774 Public Shares remained.

On June 22, 2023, the Company held a stockholder meeting (the “June 2023 Stockholders Meeting”) in which stockholders voted to (A) amend the Company’s Amended and Restated Certificate of Incorporation, to allow the Company to (i) initially extend the date by which the Company must consummate an initial business combination up to six times, each such extension for an additional one month period, until December 31, 2023, by depositing into the Trust Account, the amount of $85,000 for each one-month extension until December 31, 2023, and (ii) further extend the date by which the Company must consummate an initial business combination (without seeking additional approval from the stockholders) for up to an additional three months, from January 1, 2024 to March 31, 2024, with no additional deposits to be made into the Trust Account during such period, each such extension for an additional one month period, (the “Third Extended Date”), upon one calendar day advance notice to the Trustee, prior to the applicable monthly deadline, unless the closing of the proposed initial business combination with Clearday, Inc., or any potential alternative initial business combination shall have occurred prior to the Third Extended Date; and (B) to amend the Company’s Investment Management Trust Agreement, dated as of December 22, 2020, by and between the Company and the Trustee, allowing the Company to (i) initially extend the date by which the Company must consummate an initial business combination up to six times, each such extension for an additional one month period, until December 31, 2023, by depositing into the Trust Account, the amount of $85,000 for each one-month extension until December 31, 2023, and (ii) further extend the date by which the Company must consummate an initial business combination (without seeking additional approval from the stockholders) for up to an additional three months, from January 1, 2024 to March 31, 2024, each such extension for an additional one month period, with no additional deposits to be made into the Trust Account during such period from January 1, 2024 through March 31, 2024. In connection with the stockholders’ vote at the June 2023 Stockholders Meeting, 227,359 shares of common stock were tendered for redemption. As a result, approximately $2,498,947.09 (approximately $10.99 per share) were removed from the Company’s Trust Account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as franchise taxes, but not including any excise tax, since that date. Following redemptions, the Company has 1,617,415 shares of public common stock outstanding, and approximately $17,777,323.54 will remain in the Trust Account. On June 27, 2023, and July 27, 2023, the Company deposited $85,000 in the Trust Account, to extend the date by which the Company can complete an initial business combination by one month to July 31, 2023 and August 31, 2023, respectively.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and December 31, 2021, there was no preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 60,000,000 shares of common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of common stock. As of December 31, 2022 and December 31, 2021, there were 5,031,250 shares of common stock issued and outstanding, excluding 1,844,774 and 20,125,000 shares of common stock subject to possible redemption, respectively.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2022 and December 31, 2021, there were 20,125,000 Public Warrants and 18,000,000 Private Warrants outstanding. As of December 31, 2022, there were 2,000,000 Subscription Warrants outstanding. The Company accounts for the Public Warrants, Private Warrants, and Subscription Warrants in accordance with the guidance contained in ASC 815-40. The Public Warrants qualify for equity treatment under ASC 815-40. Such guidance provides that because the Private Warrants and Subscription Warrants do not meet the criteria for equity treatment thereunder, the Private Warrants and Subscription Warrants must be recorded as a liability.

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and December 31, 2021, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Assets
Money Market Account	$6,346	$6,346	$—	$—
Money Market Funds held in Trust Account	$53,815,395	$53,815,395	$—	$—
Liabilities
Private Warrant Liability	$900,000	$—	$—	$900,000
Subscription Warrant Liability	$1,635,515	$—	$—	$1,635,515

December 31, 2021
Assets
Money Market Account	$350,455	$350,455	$—	$—
Mutual Funds held in Trust Account	$203,282,989	$203,282,989	$—	$—
Liabilities
Private Warrant Liability	$4,188,221	$—	$—	$4,188,221

The Private Warrants and Subscription Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the consolidated balance sheets. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statements of operations.

The Company established the initial fair value of the Private Warrants on December 28, 2020, the date of the Company’s Initial Public Offering, and revalued on December 31, 2022 and on December 31, 2021, using a Monte Carlo simulation model. The Warrants were classified as Level 3 at the initial measurement date, on December 31, 2022 and on December 31, 2021 due to the use of unobservable inputs.

The key inputs into the Monte Carlo simulation for the Private Warrants as of December 31, 2022 and December 31, 2021 were as follows:

Inputs	As of December 31, 2022	As of December 31, 2021
Risk-free interest rate	4.39%	1.30%
Expected term remaining (years)[1]	2.11	5.50
Expected volatility	0.01%	7.6%
Stock price	$10.650	$10.020

The Company established the initial fair value of the Subscription Warrants on March 21, 2022, March 23, 2022, April 4, 2022, April 27, 2022, May 9,2022, October 27,2022, and November 25,2022 the dates of issuance, and revalued on December 31, 2022, using a Monte Carlo simulation model. The Warrants were classified as Level 3 at the initial measurement dates, and on December 31, 2022 due to the use of unobservable inputs.

1 The contractual term of the Private Warrants is 5 years from the closing of a Business Combination. As of December 31, 2022 the expected term remaining of the Private Warrants was calculated based on assumptions for both a successful and unsuccessful Business Combination resulting in a weighted expected term remaining of 2.11. This was calculated using an expected term remaining with an unsuccessful Business Combination of 1.00 year (weighted at 75.5% probability) and a successful business combination term remaining of 5.52 years (weighted at 24.5% probability). Prior to December 31, 2022 the expected term was calculated using only assumptions for a successful Business Combination. The change in the calculation was made as using an expected term that was calculated based only on the assumption that the Business Combination would be successful as an input under the Monte Carlo simulation model resulted in an unsolvable expected volatility under the Monte Carlo simulation model.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The key inputs into the Monte Carlo simulation for the Subscription Warrants as of December 31, 2022 and the issuance dates were as follows:

Inputs	As of December 31, 2022	As of November 25, 2022 (Initial Measurement)	As of October 27, 2022 (Initial Measurement)	As of May 9, 2022 (Initial Measurement)	As of April 27, 2022 (Initial Measurement)	As of April 4, 2022 (Initial Measurement)	As of March 23, 2022 (Initial Measurement)	As of March 21, 2022 (Initial Measurement)
Risk-free interest rate	4.04%	3.90%	4.11%	2.92%	2.80%	2.57%	2.33%	2.33%
Market debt rate[1]	9.19%	8.70%	9.64%	7.49%	6.75%	6.09%	N/A	N/A
Expected term remaining (years)	4.60	4.70	4.78	4.56	4.60	4.66	4.44	4.44
Expected volatility	0.01%	1.38%	4.89%	1.0%	1.0%	1.0%	2.5%	2.4%
Probability of completing a Business Combination	24.5%	23.9%	14.4%	90%	90%	90%	90%	90%
Stock price	$10.650	$10.470	$10.400	$10.220	$10.220	$10.170	$10.080	$10.080

[1]	The Company changed its valuation technique to incorporate the market debt rate as a significant input to the Monte Carlo simulation for the valuation of the Subscription Warrants as of December 31, 2022, November 25, 2022, October 27, 2022, May 9, 2022, April 27, 2022, and April 4, 2022. In the case that the Subscription Warrants were exercised, the risk-free interest rate was used. In the case that the put option was exercised, the market debt rate was used. The risk-free interest rate was used in both scenarios in the Monte Carlo simulation for the valuation of the Subscription Warrants as of March 23, 2022 and March 21, 2022.

The following tables presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value:

Fair value as of December 31, 2020	$10,763,361
Change in fair value	(6,575,140)
Fair value as of December 31, 2021	$4,188,221

Fair value as of December 31, 2021	$4,188,221
Fair value of Subscription Warrants at issuance on March 21, 2022	5,370,185
Fair value of Subscription Warrants at issuance on March 23, 2022	337,991
Fair value of Subscription Warrants at issuance on April 4, 2022	341,967
Fair value of Subscription Warrants at issuance on April 27, 2022	417,037
Fair value of Subscription Warrants at issuance on May 9, 2022	162,003
Fair value of Subscription Warrants at issuance on October 27, 2022	65,326
Fair value of Subscription Warrants at issuance on November 25, 2022	121,093
Change in fair value	(8,468,308)
Fair value as of December 31, 2022	$2,535,515

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company recognized a loss in connection with changes in the fair value of the Private and Subscription Warrants of $8,468,308 for the year ended December 31, 2022, within gain on change in fair value of warrant liabilities in the statements of operations. The Company recognized gains in connection with the changes in the fair value of the Private Warrants of $6,575,140 for the year ended December 31, 2021 within gain on change in fair value of warrant liabilities in the consolidated statements of operations.

NOTE 11. INCOME TAXES

The Company’s net deferred tax assets (liabilities) as of December 31, 2022 and December 31, 2021 are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Start-up costs	$1,097,004	$791,079.00
Accrued interest	100,569
Transaction costs	—	—
Net operating loss carryforwards	704,303	39,259
Total deferred tax assets	1,901,876	830,338
Valuation allowance	(1,862,617)	(830,338)
Deferred tax assets, net of allowance	$39,259	$—

The income tax provision for the year ended December 31, 2022 and December 31, 2021 consist of the following:

	December 31, 2022	December 31, 2021
Federal
Current	$100,569	$—
Deferred	(1,071,538)	(824,916)

State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	1,032,279	824,916
Income tax provision	$61,310	$—

As of December 31, 2022 and 2021, the Company has available U.S. federal operating loss carry forwards of approximately $3,354,000 and $187,000, respectively that may be carried forward indefinitely.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a partial valuation allowance. For the year ended December 31, 2022 and December 31, 2021, the valuation allowance was $1,862,617 and 830,338, respectively.

A reconciliation of the federal income tax rate to the Company’s effective tax rate as of December 31, 2022 and December 31, 2021 are as follows:

	December 31, 2022	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of derivative warrant liabilities	418.0%	(55.5)%
Non-deductible transaction costs	(32.8)%	0%
Stock compensation expense	0.0%	1.3%
Other permanent items, net	(0.2)%	0%
Warrant issuance costs	(177.8)%	0.0%
Change in valuation allowance	(242.6)%	33.2%
Income tax provision	(14.4)%	0.0%

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were unrecognized tax benefits as of December 31, 2022 and December 31, 2021 of $765,613 and $0, respectively. The Company’s unrecognized tax benefits as of December 31, 2022 related to uncertain tax positions would impact the effective income tax rate if recognized. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the year ended December 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Below is a tabular reconciliation of the total amount of unrecognized tax benefits as of the years:

	Year Ended December 31,
	2022	2021
Uncertain tax benefits - January 1	$—	$—
Gross increases - Tax positions in prior period	765,613	—
Uncertain tax benefits - December 31	$765,613	$—

The Company files income tax returns in the U.S. federal jurisdiction and Georgia. Tax returns since inception remain open and subject to examination.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described in Note 1, Note 2, Note 5, Note 7, and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

