Form 10-K/A
period 2022-12-31
Viveon Health Acquisition Corp.
filed 2024-02-21
CIK 1823857

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

As of February 21, 2024, there were 6,648,665 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

EXPLANATORY NOTE

Viveon Health Acquisition Corp. (the “Company,” “we”, “our” or “us”) is filing this Amendment No. 1 to its Annual Report on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”), on August 24, 2023 (the “Original 10-K”), to (1) restate its financial statements as of December 31, 2022 and for the fiscal year ended December 31, 2022, and  its  condensed consolidated financial statements as of and for the periods ended (a) March 31, 2022 filed on Form 10-Q with the SEC on June 13, 2022, as amended on Form 10-Q/A filed with the SEC on September 8, 2022 (the “March 10-Q), (b) June 30, 2022, filed on Form 10-Q with the SEC on August 19, 2022, as amended on Form 10-Q/A filed with the SEC on September 8, 2022 and (c) September 30, 2022, filed on Form 10-Q with the SEC on November 21, 2022 (collectively and together with the Original 10-K, the “Original Financial Statements”) which should no longer be relied upon are being restated herein and to (2) describe the restatement and its impact on previously reported amounts.

In connection with the preparation of the March 10-Q, management identified that the total legal fees owed to the Company’s primary law firm were incorrect as of and for the year ended December 31, 2022. This inaccurate information resulted in an overstatement of $250,000 in accrued costs and expenses in the consolidated balance sheets, consolidated statements of changes in stockholders’ deficit, and the consolidated statements of cash flows as of December 31, 2022, and an overstatement of $250,000 in Professional fees and Net (loss) income in the consolidated statements of operations for the year ended December 31, 2022.

Management concluded that the error above is consistent with the material weakness in internal control over financial reporting relating to the process of recording accounts payable, accrued expenses, and tax liabilities that existed as of December 31, 2022.

In light of this material weakness, on November 16, 2023 the Company’s management and the Audit Committee of the Company’s Board of Directors, concluded that the Company’s financial statements as of December 31, 2022 and for the year ended December 31, 2022 should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for such period.

On October 5, 2023, a legal complaint was filed in Connecticut Superior Court against the Company and Suneva Medical, Inc. (“Suneva”) by ICR, LLC (“the Consultant”).  The Complaint alleges that the Company and Suneva owe the Consultant unpaid fees under an October 25, 2021 consulting agreement and asserts claims for breach of contract, breach of implied contract, unjust enrichment, and quantum meruit. As of the date of this filing, this action is not pending and has not been officially docketed with the Connecticut Superior Court.  The Company is continuing to assess the merits of the complaint but believes that the claims by the Consultant against the Company are without merit and the Company intends to defend the action if it is properly initiated.

In addition to the above overstatement of legal fees, management determined that there was an understatement of accrued fees relating to the agreement with the Consultant that is the subject of the above-mentioned dispute. On October 25, 2021, the Company entered into an agreement with the Consultant for investor relations and public relations services in connection with a Business Combination with Suneva. The Consulting Agreement specifically identified Suneva as the target of the Business Combination. Pursuant to the agreement, the Consultant would be paid a fee of $15,000 per month from the date of the agreement until the Business Combination with Suneva, with an additional $15,000 accruing each month until the Business Combination date. The agreement also provided for payment to the Consultant of additional fees tied to success, performance, and ongoing consulting fees for services to the combined entity upon consummation of the Suneva Business Combination. The Consultant stopped providing services in February 2023.

In its Original Financial Statements, the Company did not appropriately accrue for the fees under the agreement in its condensed consolidated financial statements as of and for the periods ended March 31, 2022, June 30, 2022, and September 30, 2022, which were filed with the SEC on June 13, 2022 (Amended September 8, 2022), August 19, 2022 (Amended September 8, 2022), and November 21, 2022, respectively. The Company did not appropriately accrue for the fees under the agreement in its consolidated financial statements as of and for the year ended December 31, 2022 which was filed with the SEC on August 24, 2022. This resulted in an understatement in Accrued costs and expenses in the consolidated balance sheets, consolidated statements of changes in stockholders’ deficit, and consolidated statements of cash flows as of December 31, 2021, March 31, 2022, June 30, 2022, September 30, 2022 and December 31, 2022, respectively, and an understatement of Professional fees and Net (loss) income in the consolidated statements of operations for the year ended December 31, 2021, three months ended March 31, 2022, three and six months ended June 30, 2022, three and nine months ended September 30, 2022 and year ended December 31, 2022, respectively.

Management concluded that the understatement error relating to the agreement with the Consultant above is consistent with the material weakness in internal control over financial reporting relating to the process of recording accounts payable, accrued expenses, and tax liabilities that existed as of December 31, 2022. Additionally, management determined that a new material weakness existed as of December 31, 2021, March 31, 2022, June 30, 2022, September 30, 2022, and December 31, 2022 related to properly evaluating and disclosing contractual arrangements and differentiating them as contractual liabilities or accounting contingencies.

In light of this material weakness, on December 29, 2023 the Company’s management and the Audit Committee of the Company’s Board of Directors, concluded that the Company’s Original Financial Statements as of December 31, 2022 and for the year ended December 31, 2022, and the condensed consolidated financial statements as of March 31, 2022 and for the three months ended March 31, 2022, as of June 30, 2022 and for the three and six months ended June 30, 2022, and as of September 30, 2022 and for the three and nine months ended September 30, 2022 should no longer be relied upon and that it is appropriate to restate the Company’s financial statements for such periods.

We are filing this Amendment No. 1 to amend and restate the Original Financial Statements with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

Part IV, Item 15. Exhibits and Financial Statement Schedules

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Financial Statements is being amended or updated by this Amendment No. 1 and, other than as described herein, this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Financial Statements. This Amendment No 1 continues to describe the conditions as of the date of the Original Financial Statements and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Financial Statements. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Financial Statements and with our filings with the SEC subsequent to the Financial Statements.

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

On October 5, 2023, a legal complaint was filed in Connecticut Superior Court against the Company and Suneva Medical, Inc. (“Suneva”) by ICR, LLC (“the Consultant”).  The Complaint alleges that the Company and Suneva owe the Consultant unpaid fees under an October 25, 2021 consulting agreement and asserts claims for breach of contract, breach of implied contract, unjust enrichment, and quantum meruit. As of the date of this filing, this action is not pending and has not been officially docketed with the Connecticut Superior Court.  The Company is continuing to assess the merits of the complaint but believes that the claims by the Consultant against the Company are without merit and the Company intends to defend the action if it is properly initiated.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement of our financial statements as of and for the year ended December 31, 2022. We are restating our historical financial results for such period to correct accrued costs and expenses as of December 31, 2022 and professional fees for the year ended December 31, 2022. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Filing. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this Amendment and Item 9A: Controls and Procedures, both contained herein.

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

For the year ended December 31, 2022, we had a net loss of $605,294, which consisted of loss on issuance of subscription warrants of $3,209,183 amortization of the debt discount of $3,645,777, professional fees of $1,487,205, operating costs of $756,386, expensed issuance costs of $392,642, franchise tax expense of $246,216 and income tax expense of $61,310, partially offset by a gain on the change in fair value of warrant liability of $8,468,308 interest and dividend income on investments held in Trust Account of $724,225, and interest income on the operating bank account of $892.

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

As of December 31, 2022, we had cash and cash equivalents of $19,847 outside of the Trust Account and a working capital deficit of $40,959,763.

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

In addition to the above overstatement of legal fees, management determined that there was an understatement of accrued fees relating to the agreement with a consultant (“the Consultant”) that is the subject of the below-mentioned dispute. On October 25, 2021, the Company entered into an agreement with the Consultant for investor relations and public relations services in connection with a Business Combination with Suneva. The Consulting Agreement specifically identified Suneva as the target of the Business Combination. Pursuant to the agreement, the Consultant would be paid a fee of $15,000 per month from the date of the agreement until the Business Combination with Suneva, with an additional $15,000 accruing each month until the Business Combination date. Additionally, pursuant to the agreement the Consultant would be paid a success fee of $300,000 contingent upon the consummation of the Business Combination with Suneva, a performance based fee of up to $200,000 upon the consummation of the Business Combination with Suneva if the Consultant achieved certain objectives, a retainer of $34,000 due upon the consummation of the Business Combination with Suneva which would be held to the term of the agreement, a fee of $17,000 per month for investor relations services for the combined entity commencing upon the consummation of the Business Combination with Suneva with the first payment due within 5 days of the Business Combination with Suneva and subsequent monthly payments due upon the first of the corresponding month of services, and a fee of $17,000 per month for public relations services for the combined entity commencing upon the consummation of the Business Combination with Suneva with the first payment due within 5 days of the Business Combination with Suneva and subsequent monthly payments due upon the first of the corresponding month of services. The Consultant stopped providing services in February 2023.

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

Contingencies

On October 5, 2023, a legal complaint was filed in Connecticut Superior Court against the Company and Suneva by the Consultant.  The Complaint alleges that the Company and Suneva owe the Consultant unpaid fees under an October 25, 2021 consulting agreement and asserts claims for breach of contract, breach of implied contract, unjust enrichment, and quantum meruit. As of the date of this filing, this action is not pending and has not been officially docketed with the Connecticut Superior Court.  The Company is continuing to assess the merits of the complaint but believes that the claims by the Consultant against the Company are without merit and the Company intends to defend the action if it is properly initiated.

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

Net (Loss) Income per Common Share - As Restated Amendment No. 1

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

None.

ITEM 9A. CONTROLS AND PROCEDURES (RESTATED)

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

In addition, management identified deficiencies in internal control over financial reporting relating to the process of recording accounts payable, accrued expenses, tax liabilities and concluded that the failure to properly account for such accrued expenses constituted a material weakness as defined in the SEC regulations. The deficiencies related to accounts payable and accrued expenses resulted in the restatement of the Company’s condensed financial statements as of and for the periods ended March 31, 2021, June 30, 2021, September 30, 2021. The deficiencies related to accounts payable and accrued expenses resulted in the restatement of the Company’s condensed consolidated financial statements as of and for the periods ended March 31, 2022, June 30, 2022 and September 30, 2022. The deficiencies related to accounts payable and accrued expenses resulted in the restatement of the Company’s consolidated financial statements as of and for the year ended December 31, 2022. Management additionally determined that a new material weakness existed as of March 31, 2022, June 30, 2022, September 30, 2022, and December 31, 2022 related to properly evaluating and disclosing contractual arrangements and differentiating them as contractual liabilities or accounting contingencies. As such, our Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2022.

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

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements as described above, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. In addition, we plan to enhance our processes to identify and record potential accruals and identify any necessary disclosures of agreements with service providers. Our plans at this time include increased communication with third-party service providers and additional procedures to identify and review subsequent invoices, disbursements, and agreements. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (RESTATED)

(a)	The following are filed with this report:

(1)	The financial statements listed on the Financial Statements Table of Contents

(2)	Not applicable

(b)	Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description

1.1	Underwriting Agreement, dated December 22, 2020, by and between Registrant and Chardan Capital Markets, LLC (incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
3.1	Amended & Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
3.2	Amendment to the Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 24, 2022)
3.3	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on June 27, 2023)
3.4	Third Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 28, 2022)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)
4.4	Specimen Right Certificate (incorporated by reference to Exhibit 4.6 to the Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on December 21, 2020)
4.5	Warrant Agreement, dated December 22, 2020 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
4.6	Rights Agreement, dated December 22, 2020 between Continental Stock Transfer & Trust Company and the Registrant (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
4.7	Description of Securities
10.1	Letter Agreements, dated December 22, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
10.2	Investment Management Trust Agreement, dated December 22, 2020, between Continental Stock Transfer & Trust Company and the Registrant. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
10.3	Registration Rights Agreement, dated December 22, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
10.4	A Private Placement Warrants Subscription Agreement, dated December 22, 2020, among the Registrant and Viveon Health LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
10.5	Stock Escrow Agreement, dated December 22, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
10.6	Indemnity Agreement, dated December 22, 2020, among the Registrant and each of the initial stockholders, officer and directors of Registrant (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
10.7	Administrative Services Agreement, dated December 22, 2020, by and between the Registrant and Viveon Health LLC (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on December 29, 2020)
10.8	Letter Agreement, dated April 30, 2021, between the Registrant and Mr. Demetrios G. Logothetis (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on April 30, 2021)
10.9	Joinder Agreement, dated May 5, 2021, to the Stock Escrow Agreement, dated December 22, 2020, by and among the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (incorporated by reference to Exhibit 10.9 to the Annual Report on Form 10K/A filed with the Securities & Exchange Commission on December 17, 2021)
10.15	Form of Promissory Note (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 24, 2022)
10.16	Form of Warrant (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 24, 2022)
10.17	Form of Subscription Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 24, 2022)
10.18	Amendment to the Investment Management Trust Agreement, dated as of March 23, 2022 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed with the Securities & Exchange Commission on March 24, 2022)
10.19	Amendment to the Investment Management Trust Agreement, dated as of January 20, 2023.
10.20	Amendment to the Investment Management Trust Agreement, dated as of June 27, 2023.
10.21	Form of Exchange Agreement
10.22	Unsecured Promissory Note (Clearday, Inc.)
10.23	Letter Agreement, dated as of July 12, 2021, between Viveon Health Acquisition Corp. and Chardan Capital Markets, LLC.
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Restated)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Restated)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Restated)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Restated)
99.1	Form of Audit Committee Charter (incorporated by reference to Exhibit 99.1 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)
99.2	Form of Compensation Committee Charter (incorporated by reference to Exhibit 99.2 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)
99.3	Form of Nominating Committee Charter (incorporated by reference to Exhibit 99.3 to the Registration Statement on Form S-1/A filed with the Securities & Exchange Commission on December 21, 2020)
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VIVEON HEALTH ACQUISITION CORP.

Dated: February 21, 2024	By:	/s/ Jagi Gill
	Name:	Jagi Gill
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jagi Gill	Chief Executive Officer, President and Director	February 21, 2024
Jagi Gill	(Principal Executive Officer)

/s/ Rom Papadopoulos	Chief Financial Officer, Treasurer, Secretary and Director	February 21, 2024
Rom Papadopoulos	(Principal Accounting and Financial Officer)

/s/ Demetrios (Jim) G. Logothetis	Director	February 21, 2024
Demetrios (Jim) G. Logothetis

/s/ Brian Cole	Director	February 21, 2024
Brian Cole

/s/ Doug Craft	Director	February 21, 2024
Doug Craft

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Viveon Health Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Viveon Health Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America

Restatement of the 2022 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2022 and for the year ended December 31, 2022 have been restated to correct a misstatement.

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

/s/ Marcum llp

Marcum LLP

We have served as the Company’s auditor since 2020

New York, NY

August 23, 2023, except for the effects of the of the restatement discussed in Notes 2, 3, 8 and 12, as to which the date is February 21, 2024

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

VIVEON HEALTH ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	December 31, 2022 (As Restated)(1)	December 31, 2021

Assets:
Current assets:
Cash and cash equivalents	$19,847	$395,235
Prepaid expenses	48,726	3,863
Due from related party	—	15,000
Total current assets	68,573	414,098
Investment held in Trust Account	53,815,395	203,282,989
Deferred tax asset	39,259	—
Total Assets	$53,923,227	$203,697,087

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$226,796	$47,720
Accrued costs and expenses	2,269,218	1,927,662
Franchise tax payable	397,002	197,200
Note Agreements payable	2,045,000	—
Note Agreements payable – related party	1,955,000	—
Due to related party	55,806	15,850
Promissory note – related party	75,000	—
Common stock tendered for redemption	34,004,514	—
Total current liabilities	41,028,336	2,188,432
Deferred underwriting fee	7,043,750	7,043,750
Warrant liabilities	2,535,515	4,188,221
Uncertain tax position	100,569	—
Total Liabilities	50,708,170	13,420,403

Commitments and Contingencies (see Note 8)
Common Stock subject to possible redemption, 1,844,774 and 20,125,000 shares at redemption value as of December 31, 2022 and 2021, respectively	19,413,879	203,262,500

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock not subject to possible redemption, $0.0001 par value; 60,000,000 shares authorized; 5,031,250 issued and outstanding (excluding 1,844,774 and 20,125,000 shares subject to redemption as of December 31, 2022 and 2021, respectively)	503	503
Additional paid-in capital	—	157,140
Accumulated deficit	(16,199,325)	(13,143,459)
Total Stockholders’ Deficit	(16,198,822)	(12,985,816)
Total Liabilities and Stockholders’ Deficit	$53,923,227	$203,697,087

(1)	Periods presented have been adjusted to reflect the adjustment of accrued costs and expenses. Additional information regarding the adjustment may be found in Note 2 – Restatement of Previously Issued Financial Statements, included elsewhere in the notes to the financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

VIVEON HEALTH ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2022 (As Restated)(1)	2021
Operating costs	$756,386	$1,050,016
Professional fees	1,487,205	2,701,431
Franchise tax	246,216	197,200
Stock compensation expense	—	157,140
Loss from operations	(2,489,807)	(4,105,787)

Other income (expenses):
Expensed issuance costs on issuance of subscription warrants	(392,642)	—
Interest and dividends earned on investments held in Trust Account	724,225	20,329
Interest earned on money market account	892	147
Interest expense - amortization of debt discount	(3,645,777)	—
Gain on change in fair value of warrant liabilities	8,468,308	6,575,140
Loss on issuance of subscription warrants	(3,209,183)	—
Total other income	1,945,823	6,595,616
(Loss) income before income taxes	(543,984)	2,489,829
Income tax expense	(61,310)	—
Net (loss) income	$(605,294)	$2,489,829

Weighted average shares outstanding, basic and diluted	12,224,223	24,150,000
Basic and diluted net (loss) income per common share	$(0.05)	$0.10

(1)	Periods presented have been adjusted to reflect the adjustment of professional fees and net (loss) income. Additional information regarding the adjustment may be found in Note 2 – Restatement of Previously Issued Financial Statements, included elsewhere in the notes to the financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

VIVEON HEALTH ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	For the Year ended December 31, 2022
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	5,031,250	$503	$157,140	$(13,143,459)	$(12,985,816)
Remeasurement of common stock subject to possible redemption, to redemption amount	—	—	(157,140)	(2,450,572)	(2,607,712)
Net loss, as restated	—	—	—	(605,294)	(605,294)
Balance as of December 31, 2022 (As Restated)(1)	5,031,250	$503	$—	$(16,199,325)	$(16,198,822)

	For the Year ended December 31, 2021
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2020	5,031,250	$503	—	$(15,607,539)	$(15,607,036)
Additional offering costs related to the Initial Public Offering	—	—	—	(25,749)	(25,749)
Stock compensation expense	—	—	157,140	—	157,140
Net income	—	—	—	2,489,829	2,489,829
Balance as of December 31, 2021	5,031,250	503	157,140	(13,143,459)	(12,985,816)

(1)	Periods presented have been adjusted to reflect the adjustment of professional fees and net (loss) income. Additional information regarding the adjustment may be found in Note 2 – Restatement of Previously Issued Financial Statements, included elsewhere in the notes to the financial statements.

The accompanying notes are an integral part of these consolidated financial statements.

VIVEON HEALTH ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2022 (As Restated)(1)	2021
Cash Flows from Operating Activities:
Net (loss) income	$(605,294)	$2,489,829
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Expensed issuance costs on issuance of subscription warrants	392,642	—
Interest and dividends earned on investments held in Trust Account	(724,225)	(20,329)
Interest expense - amortization of debt discount	3,645,777	—
Gain on change in fair value of warrant liabilities	(8,468,308)	(6,575,140)
Loss on issuance of subscription warrants	3,209,183	—
Stock compensation expense	—	157,140
Deferred tax expense	(39,259)	—
Changes in operating assets and liabilities:
Prepaid expenses	(44,863)	656,832
Due from related party	15,000	(15,000)
Accounts payable	179,076	47,720
Accrued costs and expenses	346,556	969,370
Franchise tax payable	199,802	197,200
Due to related party	39,956	10,044
Uncertain tax position	100,569	-
Net cash used in operating activities	(1,753,388)	(2,082,334)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for payment to redeeming stockholders	152,451,819	—
Cash deposited to Trust Account for extension contribution	(2,260,000)	—
Net cash provided by investing activities	150,191,819	—

Cash Flows from Financing Activities:
Proceeds from Note Agreements payable	2,045,000	—
Proceeds from Note Agreements payable – related party	1,955,000
Proceeds from promissory note- related party	75,000	—
Payment to redeeming stockholders	(152,451,819)	—
Payment of issuance costs	(437,000)	—
Payment of promissory note - related party	—	(228,758)
Payment of other payable - related party	—	(364,880)
Offering costs paid	—	(25,749)
Net cash used in financing activities	(148,813,819)	(619,387)

Net change in cash	(375,388)	(2,701,721)
Cash - beginning of period	395,235	3,096,956
Cash - end of period	$19,847	$395,235

Supplemental disclosure of noncash investing and financing activities:
Common stock tendered for redemption	$34,004,514	—
Remeasurement of common stock subject to possible redemption, to redemption amount	$2,607,712	$—

(1)	Periods presented have been adjusted to reflect the adjustment of accrued costs and expenses and net (loss) income. Additional information regarding the adjustment may be found in Note 2 – Restatement of Previously Issued Financial Statements, included elsewhere in the notes to the financial statements.

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

NOTE 2. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In connection with the preparation of the March 10-Q, management identified that the total legal fees owed to the Company’s primary law firm were incorrect as of and for the year ended December 31, 2022. This inaccurate information resulted in an overstatement of $250,000 in accrued costs and expenses in the consolidated balance sheets, consolidated statements of changes in stockholders’ deficit, and the consolidated statements of cash flows as of December 31, 2022, and an overstatement of $250,000 in Professional fees and Net (loss) income in the consolidated statements of operations for the year ended December 31, 2022.

In addition to the above overstatement of legal fees, management determined that there was an understatement of accrued fees relating to the agreement with the Consultant that is the subject of a dispute (see Note 8). On October 25, 2021, the Company entered into an agreement with the Consultant for investor relations and public relations services in connection with a Business Combination with Suneva. The Consulting Agreement specifically identified Suneva as the target of the Business Combination. Pursuant to the agreement, the Consultant would be paid a fee of $15,000 per month from the date of the agreement until the Business Combination with Suneva, with an additional $15,000 accruing each month until the Business Combination date. Additionally, pursuant to the agreement the Consultant would be paid a success fee of $300,000 contingent upon the consummation of the Business Combination with Suneva, a performance based fee of up to $200,000 upon the consummation of the Business Combination with Suneva if the Consultant achieved certain objectives, a retainer of $34,000 due upon the consummation of the Business Combination with Suneva which would be held to the term of the agreement, a fee of $17,000 per month for investor relations services for the combined entity commencing upon the consummation of the Business Combination with Suneva with the first payment due within 5 days of the Business Combination with Suneva and subsequent monthly payments due upon the first of the corresponding month of services, and a fee of $17,000 per month for public relations services for the combined entity commencing upon the consummation of the Business Combination with Suneva with the first payment due within 5 days of the Business Combination with Suneva and subsequent monthly payments due upon the first of the corresponding month of services. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the changes and has determined that the related impacts were material to previously presented financial statements.

The following tables summarize the effect of the restatement on each financial statement line item as of the date, and for the periods indicated.

	March 31, 2022
	Previously Reported	Adjustments	As Restated
Condensed Consolidated Balance Sheet as of March 31, 2022
Accrued costs and expenses	$2,614,241	$84,250	$2,698,491
Total current liabilities	$3,211,184	$84,250	$3,295,434
Total liabilities	$17,357,774	$84,250	$17,442,024
Accumulated deficit	$(15,230,263)	$(84,250)	$(15,314,513)
Total stockholders’ deficit	$(15,229,760)	$(84,250)	$(15,314,010)

Condensed Consolidated Statement of Operations for the Three Months Ended March 31, 2022
Professional fees	$742,040	$84,250	$826,290
Loss from operations	$(1,073,707)	$(84,250)	$(1,157,957)
Net loss	$(1,523,944)	$(84,250)	$(1,608,194)

Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2022
Net loss	$(1,523,944)	$(84,250)	$(1,608,194)
Balance at March 31, 2022 - Accumulated Deficit	$(15,230,263)	$(84,250)	$(15,314,513)
Balance at March 31, 2022 - Total Stockholders’ Deficit	$(15,229,760)	$(84,250)	$(15,314,010)

Condensed Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2022
Net loss	$(1,523,944)	$(84,250)	$(1,608,194)
Accrued costs and expenses	$399,579	$84,250	$483,829

	June 30, 2022
	Previously Reported	Adjustments	As Restated
Condensed Consolidated Balance Sheet as of June 30, 2022
Accrued costs and expenses	$2,467,120	$180,906	$2,648,026
Total current liabilities	$3,280,781	$180,906	$3,461,687
Total liabilities	$16,614,688	$180,906	$16,795,594
Accumulated deficit	$(14,995,980)	$(180,906)	$(15,176,886)
Total stockholders’ deficit	$(14,995,477)	$(180,906)	$(15,176,383)

Condensed Consolidated Statement of Operations for the Three Months Ended June 30, 2022
Professional fees	$436,108	$96,656	$532,764
Loss from operations	$(639,351)	$(96,656)	$(736,007)
Net income (loss)	$474,283	$(96,656)	$377,627
Basic and diluted net income per common share	$0.05	$(0.01)	$0.04

Condensed Consolidated Statement of Operations for the Six Months Ended June 30, 2022
Professional fees	$1,178,148	$180,906	$1,359,054
Loss from operations	$(1,713,058)	$(180,906)	$(1,893,964)
Net loss	$(1,049,661)	$(180,906)	$(1,230,567)
Basic and diluted net loss per common share	$(0.07)	$(0.01)	$(0.08)

Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2022
Net loss	$(1,523,944)	$(84,250)	$(1,608,194)
Balance at March 31, 2022 - Accumulated Deficit	$(15,230,263)	$(84,250)	$(15,314,513)
Balance at March 31, 2022 - Total Stockholders’ Deficit	$(15,229,760)	$(84,250)	$(15,314,010)

Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the Three Months Ended June 30, 2022
Net income	$474,283	$(96,656)	$377,627
Balance at June 30, 2022 - Accumulated Deficit	$(14,995,980)	$(180,906)	$(15,176,886)
Balance at June 30, 2022 - Total Stockholders’ Deficit	$(14,995,477)	$(180,906)	$(15,176,383)

Condensed Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2022
Net loss	$(1,049,661)	$(180,906)	$(1,230,567)
Accrued costs and expenses	$534,458	$180,906	$715,364

	September 30, 2022
	Previously Reported	Adjustments	As Restated
Condensed Consolidated Balance Sheet as of September 30, 2022
Accrued costs and expenses	$2,859,521	$274,506	$3,134,027
Total current liabilities	$4,492,794	$274,506	$4,767,300
Total liabilities	$18,764,521	$274,506	$19,039,027
Accumulated deficit	$(18,119,296)	$(274,506)	$(18,393,802)
Total stockholders’ deficit	$(18,118,793)	$(274,506)	$(18,393,299)

Condensed Consolidated Statement of Operations for the Three Months Ended September 30, 2022
Professional fees	$703,829	$93,600	$797,429
Loss from operations	$(939,769)	$(93,600)	$(1,033,369)
Net loss	$(2,384,891)	$(93,600)	$(2,478,491)
Basic and diluted net loss per common share	$(0.26)	$(0.01)	$(0.27)

Condensed Consolidated Statement of Operations for the Nine Months Ended September 30, 2022
Professional fees	$1,881,977	$274,506	$2,156,483
Loss from operations	$(2,652,827)	$(274,506)	$(2,927,333)
Net loss	$(3,434,552)	$(274,506)	$(3,709,058)
Basic and diluted net loss per common share	$(0.26)	$(0.02)	$(0.28)

Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the Three Months Ended March 31, 2022
Net loss	$(1,523,944)	$(84,250)	$(1,608,194)
Balance at March 31, 2022 – Accumulated Deficit	$(15,230,263)	$(84,250)	$(15,314,513)
Balance at March 31, 2022 – Total Stockholders’ Deficit	$(15,229,760)	$(84,250)	$(15,314,010)

Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the Three Months Ended June 30, 2022
Net income	$474,283	$(96,656)	$377,627
Balance at June 30, 2022 - Accumulated Deficit	$(14,995,980)	$(180,906)	$(15,176,886)
Balance at June 30, 2022 - Total Stockholders’ Deficit	$(14,995,477)	$(180,906)	$(15,176,383)

Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the Three Months Ended September 30, 2022
Net loss	$(2,384,891)	$(93,600)	$(2,478,491)
Balance at September 30, 2022 – Accumulated Deficit	$(18,119,296)	$(274,506)	$(18,393,802)
Balance at September 30, 2022 – Total Stockholders’ Deficit	$(18,118,793)	$(274,506)	$(18,393,299)

Condensed Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2022
Net loss	$(3,434,552)	$(274,506)	$(3,709,058)
Accrued costs and expenses	$926,859	$274,506	$1,201,365

	December 31, 2022
	Previously Reported	Adjustments	As Restated
Condensed Consolidated Balance Sheet as of December 31, 2022
Accrued costs and expenses	$2,150,712	$118,506	$2,269,218
Total current liabilities	$40,909,830	$118,506	$41,028,336
Total liabilities	$50,589,664	$118,506	$50,708,170
Accumulated deficit	$(16,080,819)	$(118,506)	$(16,199,325)
Total stockholders’ deficit	$(16,080,316)	$(118,506)	$(16,198,822)

Condensed Consolidated Statement of Operations for the Year Ended December 31, 2022
Professional fees	$1,368,699	$118,506	$1,487,205
Loss from operations	$(2,371,301)	$(118,506)	$(2,489,807)
Loss before income taxes	$(425,478)	$(118,506)	$(543,984)
Net loss	$(486,788)	$(118,506)	$(605,294)
Basic and diluted net loss per common share	$(0.04)	$(0.01)	$(0.05)

Condensed Consolidated Statement of Changes in Shareholders’ Deficit for the Year Ended December 31, 2022
Net loss	$(486,788)	$(118,506)	$(605,294)
Balance at December 31, 2022 – Accumulated Deficit	$(16,080,819)	$(118,506)	$(16,199,325)
Balance at December 31, 2022 – Total Stockholders’ Deficit	$(16,080,316)	$(118,506)	$(16,198,822)

Condensed Consolidated Statement of Cash Flows for the Year Ended December 31, 2022
Net (loss)	$(486,788)	$(118,506)	$(605,294)
Accrued costs and expenses	$228,050	$118,506	$346,556

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. The initial valuation of the Public Warrants (as defined in Note 4), Rights (as defined in Note 4) common stock subject to redemption and the periodic valuation of the Private Warrants and Subscription Warrants (as defined in Note 5) required management to exercise significant judgement in its estimates.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and recorded as a warrant liability. In accordance with guidance contained in ASC 815, the Public Warrants (as defined in Note 4) qualify for equity treatment. The Private Warrants and Subscription Warrants (as defined in Note 7) do not qualify as equity and are recorded as liabilities at fair value. Changes in the estimated fair value of the Private Warrants and Subscription Warrants are recognized as non-cash gains or losses on the consolidated statements of operations.

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

Net (Loss) Income Per Common Share - As Restated

Net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. The calculation of diluted (loss) income per common share does not consider the effect of the Public Warrants (as defined in Note 4), Private Warrants, Subscription Warrants (as defined in Note 7), and Rights (as defined in Note 4) since the exercise of the warrants and Rights are contingent upon the occurrence of future events and the inclusion of such warrants and Rights would be anti-dilutive. The warrants and Rights are exercisable to purchase 22,068,750 shares of common stock in the aggregate.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net (loss) income per common share (in dollars, except per share amounts):

	For the Year ended December 31, 2022		For the Year ended December 31, 2021
	Redeemable Common Stock	Non-redeemable Common Stock	Redeemable Common Stock	Non-redeemable Common Stock
Basic and diluted net (loss) income per share:
Numerator:
Net (loss) income	$(405,992)	$(199,302)	$2,074,858	$414,971
Denominator:
Weighted Average Common Stock	8,199,223	4,025,000	20,125,000	4,025,000
Basic and diluted net (loss) income per common share	$(0.05)	$(0.05)	$0.10	$0.10

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. The Company’s derivative instruments are recorded at fair value and re-valued at each reporting date, with changes in the fair value reported in the consolidated statements of operations. Derivative assets and liabilities are classified on the consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Private Warrants and Subscription Warrants (as defined in Note 7) are derivative instruments. As the Private Warrants and Subscription Warrants meet the definition of a derivative the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820 with changes in fair value recognized in the consolidated statements of operations in the period of change. In accordance with ASC Topic 825, Financial Instruments, the Company has concluded that a portion of the transaction costs which directly related to the Initial Public Offering and the Private Placement, should be allocated to the Private Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the consolidated statements of operations.

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

NOTE 6. RELATED PARTY TRANSACTIONS

Founder Shares

In August 2020, the Sponsor paid $25,000, or approximately $0.007 per share, to cover certain offering costs in consideration for 3,593,750 shares of common stock, par value $0.0001 (the “Founder Shares”). On December 3, 2020, the Company declared a share dividend of 0.36 for each outstanding share, resulting in 4,887,500 shares outstanding, and on December 22, 2020 the Company declared a share dividend of 0.03 resulting in 5,031,250 shares which includes an aggregate of up to 656,250 shares that are subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, and up to an aggregate of 1,006,250 shares of common stock (or 875,000 shares of common stock to the extent that the underwriters’ over-allotment is not exercised, pro rata) that are subject to forfeiture to the extent that Rights are exercised upon consummation of an initial Business Combination. In connection with the underwriters’ fully exercise of their over-allotment option on December 30, 2020 (see Note 8), the 656,250 shares were no longer subject to forfeiture.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note Agreements Payable - Related Party

We entered into a series of Note Agreements with several lenders affiliated with our Sponsor, Viveon Health LLC and Intuitus Group LLC, for which the Chief Financial Officer of the Company is the Sole Proprietor for up to an aggregate amount totaling $1,955,000 (see Note 7). As of December 31, 2022, the balance on the Notes was $1,955,000.

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

NOTE 7. NOTE AGREEMENTS PAYABLE

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

NOTE 8. COMMITMENTS AND CONTINGENCIES (AS RESTATED)

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

In addition to the above overstatement of legal fees, management determined that there was an understatement of accrued fees relating to the agreement with the Consultant that is the subject of the below-mentioned dispute. On October 25, 2021, the Company entered into an agreement with the Consultant for investor relations and public relations services in connection with a Business Combination with Suneva. The Consulting Agreement specifically identified Suneva as the target of the Business Combination. Pursuant to the agreement, the Consultant would be paid a fee of $15,000 per month from the date of the agreement until the Business Combination with Suneva, with an additional $15,000 accruing each month until the Business Combination date. Additionally, pursuant to the agreement the Consultant would be paid a success fee of $300,000 contingent upon the consummation of the Business Combination with Suneva, a performance based fee of up to $200,000 upon the consummation of the Business Combination with Suneva if the Consultant achieved certain objectives, a retainer of $34,000 due upon the consummation of the Business Combination with Suneva which would be held to the term of the agreement, a fee of $17,000 per month for investor relations services for the combined entity commencing upon the consummation of the Business Combination with Suneva with the first payment due within 5 days of the Business Combination with Suneva and subsequent monthly payments due upon the first of the corresponding month of services, and a fee of $17,000 per month for public relations services for the combined entity commencing upon the consummation of the Business Combination with Suneva with the first payment due within 5 days of the Business Combination with Suneva and subsequent monthly payments due upon the first of the corresponding month of services. The Consultant stopped providing services in February 2023.

On October 5, 2023, a legal complaint was filed in Connecticut Superior Court against the Company and Suneva by the Consultant.  The Complaint alleges that the Company and Suneva owe the Consultant unpaid fees under an October 25, 2021 consulting agreement and asserts claims for breach of contract, breach of implied contract, unjust enrichment, and quantum meruit. As of the date of this filing, this action is not pending and has not been officially docketed with the Connecticut Superior Court.  The Company is continuing to assess the merits of the complaint but believes that the claims by the Consultant against the Company are without merit and the Company intends to defend the action if it is properly initiated.

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

On March 21, 2022, March 23, 2022, April 4, 2022, April 27, 2022, May 9, 2022, October 27, 2022, and November 25, 2022, the Company entered into the Note Agreements (see Note 7). The Note Agreements included Subscription Warrants (see Note 10). The entry into the Note Agreements and the terms of the Notes and Subscription Warrants was approved by the Audit Committee of the Board of Directors of the Company at a meeting held on March 21, 2022.

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

NOTE 12. INCOME TAXES (Restated)

The Company’s net deferred tax assets (liabilities) as of December 31, 2022 and December 31, 2021 are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets:
Start-up costs	$1,097,004	$791,079
Accrued interest	100,569
Transaction costs	—	—
Net operating loss carryforwards	704,303	39,259
Total deferred tax assets	1,901,876	830,338
Valuation allowance	(1,862,617)	(830,338)
Deferred tax assets, net of allowance	$39,259	$—

The income tax provision for the year ended December 31, 2022 and December 31, 2021 consist of the following:

	December 31, 2022	December 31, 2021
Federal
Current	$100,569	$—
Deferred	(1,071,538)	(824,916)

State
Current	$—	$—
Deferred	—	—
Change in valuation allowance	1,032,279	824,916
Income tax provision	$61,310	$—

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

A reconciliation of the federal income tax rate to the Company’s effective tax rate as of December 31, 2022 and December 31, 2021 are as follows:

	December 31, 2022 (As Restated)	December 31, 2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of derivative warrant liabilities	326.9%	(55.5)%
Non-deductible transaction costs	(30.3)%	0%
Stock compensation expense	0.0%	1.3%
Other permanent items, net	(0.1)%	0%
Warrant issuance costs	(139.0)%	0.0%
Change in valuation allowance	(189.8)%	33.2%
Income tax provision	(11.3)%	0.0%

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

NOTE 13. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the consolidated balance sheet date up to the date that the consolidated financial statements were issued. Based upon this review, other than as described in Note 1, Note 3, Note 6, Note 8, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

