Form 10-Q
period 2023-03-31
Viveon Health Acquisition Corp.
filed 2024-06-06
CIK 1823857

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 001-39827

VIVEON HEALTH ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	85-2788202
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3480 Peachtree Road NE,

2nd Floor -Suite #112,

Atlanta, Georgia 30326

(Address of principal executive offices and zip code)

(404)-861-5393

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	VHAQ	NYSE American, LLC**
Warrants	VHAQW	*
Units	VHAQ	NYSE American, LLC**
Rights	VHAQR	NYSE American, LLC**

* The Warrants trade on the OTC Pink Marketplace maintained by the OTC Markets Group, Inc.

** The Units, Common Stock and Rights remain listed on the NYSE American pending the outcome of an appeal. Although trading has been suspended on the NYSE American, the securities are currently traded on the OTC Pink Marketplace maintained by the OTC Markets Group, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 6, 2024, there were 5,656,160 shares of the registrant’s common stock, par value $0.0001 per share, issued and outstanding.

VIVEON HEALTH ACQUISITION CORP.

PART 1 – FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

VIVEON HEALTH ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Current assets:
Cash and cash equivalents	$77,861	$19,847
Prepaid expenses	5,000	48,726
Total current assets	82,861	68,573
Investment held in Trust Account	20,336,813	53,815,395
Deferred tax asset	138,759	39,259
Total Assets	$20,558,433	$53,923,227

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$223,568	$226,796
Accrued costs and expenses	2,419,982	2,269,218
Franchise tax payable	422,755	397,002
Note Agreements payable	2,045,000	2,045,000
Note Agreements payable - related party	1,955,000	1,955,000
Due to related party	260,586	55,806
Promissory notes, net of discount - related party	514,240	75,000
Common stock tendered for redemption	—	34,004,514
Total current liabilities	7,841,131	41,028,336
Deferred underwriting fee	7,043,750	7,043,750
Warrant liabilities	1,993,441	2,535,515
Uncertain tax position liability	100,569	100,569
Total Liabilities	16,978,891	50,708,170

Commitments and Contingencies (see Note 7)
Common Stock subject to possible redemption, 1,844,774 shares at redemption value as of March 31, 2023 and December 31, 2022, respectively	19,517,056	19,413,879

Stockholders’ Deficit:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock not subject to possible redemption, $0.0001 par value; 60,000,000 shares authorized; 5,031,250 issued and outstanding (excluding 1,844,774 shares subject to redemption as of March 31, 2023 and December 31, 2022, respectively)	503	503
Additional paid-in capital	—
Accumulated deficit	(15,938,017)	(16,199,325)
Total Stockholders’ Deficit	(15,937,514)	(16,198,822)
Total Liabilities and Stockholders’ Deficit	$20,558,433	$53,923,227

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVEON HEALTH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Operating costs	$268,674	$283,686
Professional fees	301,389	826,290
Franchise tax	25,753	47,981
Loss from operations	(595,816)	(1,157,957)

Other income (expense):
Expensed issuance costs on issuance of subscription warrants	—	(319,000)
Interest and dividends earned on investments held in Trust Account	225,932	12,914
Interest earned on bank account	35	11
Interest expense (amortization of debt discount)	(8,795)	(99,543)
Gain on change in fair value of warrant liabilities	542,074	2,793,557
Loss on issuance of subscription warrants	—	(2,838,176)
Total other income (expense)	759,246	(450,237)

Income (loss) before income taxes	163,430	(1,608,194)
Income tax benefit	99,500	—
Net income (loss)	$262,930	$(1,608,194)

Weighted average shares outstanding, basic and diluted	5,869,774	21,970,027
Basic and diluted net income (loss) per common share	$0.04	$(0.07)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVEON HEALTH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	For the Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2022	5,031,250	$503	$—	$(16,199,325)	$(16,198,822)
Capital contributions - related parties	—	—	101,555	—	101,555
Remeasurement of common stock subject to possible redemption to redemption amount	—	—	(101,555)	(1,622)	(103,177)
Net income	—	—	—	262,930	262,930
Balance as of March 31, 2023	5,031,250	$503	—	$(15,938,017)	$(15,937,514)

	For the Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of December 31, 2021	5,031,250	503	157,140	(13,143,459)	(12,985,816)
Remeasurement of common stock subject to redemption to redemption amount	—	—	(157,140)	(562,860)	(720,000)
Net loss	—	—	—	(1,608,194)	(1,608,194)
Balance as of March 31, 2022	5,031,250	$503	$—	$(15,314,513)	$(15,314,010)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

VIVEON HEALTH ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Cash Flows from Operating Activities:
Net income (loss)	$262,930	$(1,608,194)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Expensed issuance costs on issuance of subscription warrants	—	319,000
Interest and dividends earned on investments held in Trust Account	(225,932)	(12,914)
Interest expense (amortization of debt discount)	8,795	99,543
Change in fair value of warrant liability	(542,074)	(2,793,557)
Loss on issuance of subscription warrants	—	2,838,176
Changes in operating assets and liabilities:
Prepaid expenses	43,726	3,863
Accounts payable	(3,228)	187,561
Accrued costs and expenses	150,764	483,829
Franchise tax payable	25,753	47,981
Deferred tax asset	(99,500)	—
Due to related party	204,780	1,088
Net cash used in operating activities	(173,986)	(433,624)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account for payment to redeeming stockholders	34,004,514	152,451,819
Cash deposited to Trust Account for extension contribution	(300,000)	(720,000)
Net cash provided by investing activities	33,704,514	151,731,819

Cash Flows from Financing Activities:
Proceeds from Note Agreements payable	—	1,845,000
Proceeds from Note Agreements payable - related party	532,000	1,025,000
Payment to redeeming stockholders	(34,004,514)	(152,451,819)
Payment of issuance costs	—	(32,000)
Net cash used in financing activities	(33,472,514)	(149,613,819)

Net change in cash	58,014	1,684,376
Cash and cash equivalents - beginning of period	19,847	395,235
Cash and cash equivalents - end of period	$77,861	$2,079,611

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of common stock subject to possible redemption to redemption amount	$103,177	$21,347

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

The Company has neither engaged in any operations nor generated any revenues as of March 31, 2023. The Company’s only activities for the three months ended March 31, 2023 and 2022 were organizational activities, those necessary to prepare for the Company’s initial public offering (the “Initial Public Offering”), described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company does not expect to generate any operating revenues until after the completion of our Business Combination. The Company generates non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. The Company incurs expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. The Company’s sponsor is Viveon Health, LLC, a Delaware limited liability company (the “Sponsor”).

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

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its initial Business Combination and the Company does not conduct redemptions in connection with its initial Business Combination pursuant to the tender offer rules, (the Amended and Restated Certificate of Incorporation will provide that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its Public Shares with respect to more than an aggregate of 20% of the shares sold in the Initial Public Offering, without the Company’s prior consent. The Company’s Sponsor, officers and directors (the “initial stockholders”) have agreed not to propose any amendment to the Amended and Restated Certificate of Incorporation (a) that would modify the substance or timing of the Company’s obligation to provide for the redemption of its Public Shares in connection with an initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete its initial Business Combination within 15 months from the closing of the Initial Public Offering or (b) with respect to any other material provisions relating to stockholders’ rights or pre-initial Business Combination activity, unless the Company provide its public stockholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

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

On each of June 23, 2022, July 26, 2022, August 30, 2022, September 28, 2022, and October 28, 2022 the Company deposited $240,000 into the Trust Account to extend the date to consummate a Business Combination through July 28, 2022, August 28, 2022, September 28, 2022, October 28, 2022, and November 28, 2022 (the “Extended Date”), respectively. The Company made a deposit of $240,000 to extend the date to consummate a Business Combination until the earlier of the closing of a Business Combination or December 28, 2022.

On December 23, 2022, the Company held its 2022 Annual Meeting of Stockholders, to among other things, seek approval to amend the Company’s Amended and Restated Certificate of Incorporation, to allow the Company to extend the date to consummate a Business Combination on a monthly basis for up to six times by an additional one month each time for a total of up to six months from December 28, 2022 until June 30, 2023 (the “Second Extended Date”), upon three calendar days’ advance notice prior to the applicable monthly deadline unless the closing of any potential initial business combination shall have occurred prior to the Second Extended Date. On each of December 27, 2022, January 26, 2023, February 27, 2023, March 27, 2023, April 28, 2023 and May 24, 2023, the Company deposited $100,000 into the Trust Account to extend the date to consummate a Business Combination through January 31, 2023, February 28, 2023, March 31, 2023, April 30, 2023, May 31, 2023 and June 30, 2023, respectively.

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

On June 22, 2023, the Company held a stockholder meeting (the “June 2023 Stockholders Meeting”) in which stockholders voted to (A) amend the Company’s Amended and Restated Certificate of Incorporation, to allow the Company to (i) initially extend the date by which the Company must consummate an initial business combination up to six times, each such extension for an additional one month period, until December 31, 2023, by depositing into the Trust Account, the amount of $85,000 for each one-month extension until December 31, 2023, and (ii) further extend the date by which the Company must consummate an initial business combination (without seeking additional approval from the stockholders) for up to an additional three months, from January 1, 2024 to March 31, 2024, with no additional deposits to be made into the Trust Account during such period, each such extension for an additional one month period, (the “Third Extended Date”), unless the closing of the proposed initial business combination with Clearday, Inc., or any potential alternative initial business combination shall have occurred prior to the Third Extended Date; and (B) to amend the Company’s Investment Management Trust Agreement, dated as of December 22, 2020, by and between the Company and the Trustee to reflect the foregoing extensions and deposits.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In connection with the stockholders’ vote at the June 2023 Stockholders Meeting, 227,359 shares of common stock were tendered for redemption. As a result, approximately $2,498,947 (approximately $10.99 per share) were removed from the Company’s Trust Account to pay such holders, without taking into account additional allocation of payments to cover any tax obligation of the Company, such as franchise taxes, but not including any excise tax, since that date. Following redemptions, the Company has 1,617,415 shares of public common stock outstanding, and approximately $17,777,324 remained in the Trust Account.

On June 27, 2023, July 27, 2023, August 28, 2023, September 29, 2023, October 27, 2023, and December 1, 2023, the Company deposited $85,000 in the Trust Account, to extend the date by which the Company can complete an initial business combination by one month to July 31, 2023, August 31, 2023, September 30, 2023, October 31, 2023, November 30, 2023, and December 31, 2023, respectively.

On March 27, 2024, the Company held a Special Meeting of Shareholders (“the March 2024 Stockholders Meeting”) in which voted to amend the Company’s Amended and Restated Certificate of Incorporation, to allow the Company to allow the Company to extend the date by which the Company must consummate a business combination up to six times, each such extension for an additional one month period, until September 30, 2024 (the “Fourth Extended Date”), upon one calendar day advance notice to Continental Stock Transfer & Trust Company, prior to the applicable monthly deadline, unless the closing of the proposed Business Combination with Clearday, Inc., or any potential alternative initial business combination shall have occurred prior to the Fourth Extended Date. It also voted to amend the Company’s Investment Management Trust Agreement, allowing the Company to extend the date by which the Company must consummate a business combination up to six times, each such extension for an additional one month period, until September 30, 2024, by depositing into the Trust Account the amount of $35,000 (the “Extension Payment”) for each one-month extension until September 30, 2024. On March 28, 2024 a deposit of $35,000 was made into the Trust Account to extend to April 30, 2024.

The Company is currently in default of the Extension Payments for May and June of 2024. The Company anticipates that it will make the outstanding payments in June, 2024.

On March 27, 2024 stockholders elected to redeem 968,350 Public Shares, resulting in a redemption of $11,267,175 from the Trust Account. Subsequent to the redemptions, 649,065 Public Shares remained.

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

Merger Agreement

On January 12, 2022, the Company entered into a Merger Agreement (the “Old Merger Agreement”) by and among the Company, VHAC Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of the Company (“Old Merger Sub”), and Suneva Medical, Inc., a Delaware corporation (“Suneva”). Pursuant to the terms of the Merger Agreement, a Business Combination between the Company and Suneva would have been effected through the merger of Old Merger Sub with and into Suneva, with Suneva surviving the merger as a wholly owned subsidiary of the Company (the “Old Merger”). The board of directors of the Company had (i) approved and declared advisable the Old Merger Agreement, the Old Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Old Merger Agreement and related transactions by the stockholders of the Company.

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

Merger Agreement with Clearday

On April 5, 2023, the Company entered into a Merger Agreement (the “Merger Agreement”), by and among Viveon, Clearday, Inc., a Delaware corporation (“Clearday”), VHAC2 Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Viveon (“New Merger Sub”), Viveon Health LLC, a Delaware limited liability Company, in the capacity as the representative from and after the effective time for the stockholders of the Company (other than the Company Stockholders (as defined in the Merger Agreement)) as of immediately prior to the effective time (and their successors and assigns) in accordance with the terms and conditions of the Merger Agreement, and Clearday SR LLC, a Delaware limited liability company, in the capacity as the representative from and after the effective time for the holders of Company preferred stock as of immediately prior to the effective time (and their successors and assigns) in accordance with the terms and conditions of the Merger Agreement. Pursuant to the terms of the Merger Agreement, a business combination between the Company and Clearday will be effected through the merger of New Merger Sub with and into Clearday, with Clearday surviving the merger as a wholly owned subsidiary of the Company and the Company will change its name to “Clearday Holdings, Inc.” (the “Merger”). The board of directors of the Company has (i) approved and declared advisable the Merger Agreement, the Merger and the other transactions contemplated thereby and (ii) resolved to recommend approval of the Merger Agreement, the Merger and related transactions by the stockholders of Company. Capitalized terms used herein but not defined shall have the meanings ascribed thereto in the Merger Agreement.

On August 28, 2023, the Company, Clearday, Merger Sub, SPAC Representative and Company Representative entered into the First Amendment to Merger Agreement (the “First Amendment”) that amended and modified the Merger Agreement to, among other things, (i) increase the merger consideration from $250,000,000 to $500,000,000 (plus the aggregate exercise price for all Clearday options and warrants), payable in shares of common stock of Viveon, (ii) provide that holders of all Company Capital Stock (including Company Common Stock, Company Series A Preferred Stock and Company Series F Preferred Stock) as of the effective time of the Merger will be entitled to receive a pro rata portion of the Earnout Shares, and (iii) amend the mechanics for appointing a successor Company Representative.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Consideration

Merger Consideration

The total consideration to be paid at closing (the “Merger Consideration”) by the Company to Clearday security holders (and holders who have the right to acquire Clearday capital stock) was an amount equal to $250 Million (plus the aggregate exercise price for all Clearday options and warrants) per the Merger Agreement. The First Amendment increased the Merger Consideration to an amount equal to $500 Million (plus the aggregate exercise price for all Clearday options and warrants). The Merger Consideration will be payable in shares of the Company’s common stock, par value $0.0001 per share, valued at $10 per share.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Common Stock.

At the Effective Time, each issued and outstanding share of Clearday’s common stock, par value $0.001 per share (“Clearday Common Stock”) (other than any such shares of Clearday capital stock cancelled as described above and any dissenting shares) will be converted into the right to receive a number of shares of the Company’s common stock equal to the conversion ratio. The “Conversion Ratio” as defined in the Merger Agreement means an amount equal to (a)(i) the sum of $250 Million increased by the First Amendment to $500 Million, plus the aggregate exercise or conversion price of outstanding Clearday’s stock options and warrants (excluding unvested options and options or warrants with an exercise or conversion price of $5.00 or more), divided by (ii) the number of fully diluted Clearday capital stock (including Clearday preferred stock, warrants, stock options, convertible notes, and any other convertible securities) (excluding unvested options and options or warrants with an exercise or conversion price of $5.00 or more and assuming a conversion price of Clearday subsidiary securities as provided in the Merger Agreement); divided by (b) $10.00.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Termination

The Merger Agreement may be terminated at any time prior to the effective time as follows:

(i) by either the Company or Clearday, if (A) the Merger and related transactions are not consummated on or before the latest of (i) June 30, 2023 or (ii) in accordance with the Company’s amended and restated certificate of incorporation, the last date for the Company to consummate a business combination pursuant to an extension; and (B) the material breach or violation of any representation, warranty, covenant or obligation under the Merger Agreement by the party seeking to terminate the Merger Agreement was not the cause of, or resulted in, the failure of the closing to occur on or before the outside Closing Date, without liability to the other party;

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Amended and Restated Registration Rights Agreement.

At the Closing Date, the Company will enter into an amended and restated registration rights agreement (the “Amended and Restated Registration Rights Agreement”) with certain existing stockholders of the Company and Clearday with respect to their shares of the Company’s common stock acquired before or pursuant to the Merger, and including the shares issuable on conversion of the warrants issued to the Sponsor in connection with the Company’s Initial Public Offering and any shares issuable on conversion of loans or other convertible securities. The agreement amends and restates the registration rights agreement the Company entered into on December 22, 2020 in connection with its Initial Public Offering. Subject to the Lock-Up Agreements described above, the holders of a majority of the shares held by the Company’s existing stockholders, and the holders of a majority of the shares held by the Clearday stockholders will each be entitled to make one demand that Clearday register such securities for resale under the Securities Act, or two demands each if the Company is eligible to use Form S-3 or a similar short-form registration statement. In addition, the holders will have certain “piggy-back” registration rights that require the Company to include such securities in registration statements that the Company otherwise files. The registration rights agreement does not contain liquidating damages or other cash settlement provisions resulting from delays in registering the Company’s securities. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Going Concern

As of March 31, 2023, the Company had $77,861 of cash and cash equivalents held outside the Trust Account available for working capital needs. In connection with the Company’s assessment of going concern considerations in accordance with FASB’s ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs or complete a Business Combination by September 30, 2024 in accordance with the latest extension, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern one year from the date that these unaudited condensed consolidated financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be unable to continue as a going concern. The Company intends to complete a Business Combination before the mandatory liquidation date or obtain approval for an extension.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Risks & Uncertainties

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. The conflict between Israel and Hamas in early October 2023 and Israel’s subsequent declaration of war against Hamas may have severe adverse effects on regional and global economic markets. The war between Hamas and Israel and the varying involvement of the United States and other countries, as well as political and civil unrest related to the foregoing, makes it difficult to predict the conflict’s impact on global economic and market conditions and, as a result, the situation presents material uncertainty and risk with respect to the Company

Inflation Reduction Act of 2022 and Excise Tax

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Form 10-K/A as filed with the SEC on February 21, 2024. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its majority-owned and controlled operating subsidiary, Old Merger Sub after elimination of all intercompany transactions and balances as of March 31, 2023 and December 31, 2022.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Emerging Growth Company

The Company is an “emerging growth company”, as defined in Section 2(a) of the “Securities Act”, as modified by the Jumpstart Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. The Company has elected to implement the aforementioned exemptions.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. The initial valuation of the Public Warrants (as defined in Note 3), Rights (as defined in Note 3) common stock subject to redemption and the periodic valuation of the Private Warrants and Subscription Warrants (as defined in Note 6) required management to exercise significant judgement in its estimates.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including proceeds from note agreements payable - related party of $1,025,000 for the three months ended March 31, 2022. These proceeds were reclassified out of proceeds from note agreements payable on the statement of cash flows for the three months ended March 31, 2022. The reclassification had no effect on the previously reported total cash flows

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The cash equivalents in the amount of $70,845 and $6,346, were held in money market funds as of March 31, 2023 and December 31, 2022, respectively.

Investments Held in Trust Account

As of March 31, 2023 and December 31, 2022, substantially all of the assets held in the Trust Account were held in a money market account.. The assets in the amount of $20,336,813 and $53,815,395 were held in the Trust Account as of March 31, 2023 and December 31, 2022, respectively. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in Interest and dividends earned on investments held in Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and recorded as a warrant liability. In accordance with guidance contained in ASC 815, the Public Warrants (as defined in Note 3) qualify for equity treatment. The Private Warrants and Subscription Warrants (as defined in Note 6) do not qualify as equity and are recorded as liabilities at fair value, which is discussed in Note 9. Changes in the estimated fair value of the Private Warrants and Subscription Warrants are recognized as non-cash gains or losses on the unaudited condensed consolidated statements of operations.

Debt with Conversion and Other Options

The Company accounts for a series of unsecured senior promissory note agreements under ASC Topic 470-20-25-1, Debt - Debt with Conversion and Other Options (“ASC 470-20-25-1”) and ASC Topic 815-15-30-2, Derivatives and Hedging - Embedded Derivatives (“ASC 815-15-30-2”). In accordance with ASC 470-20-25-1, the guidance on the allocation of proceeds for a debt instrument issued along with a derivative is to follow the guidance under ASC 815. In accordance with ASC 815-15-30-2, the proceeds from the sale of a debt instrument with stock purchase warrants (detachable call options) were allocated to the two elements using the with-and-without method at time of issuance.

Common Stock Subject to Possible Redemption

All of the 1,844,774 Public Shares sold as part of the Units in the Initial Public Offering and subsequent full exercise of the underwriters’ over-allotment option that have not been redeemed by stockholders, contain a redemption feature which allows for the redemption of such redeemable common stock in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Certificate of Incorporation. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require common stock subject to redemption to be classified outside of permanent equity. Therefore, all Public Shares been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by credits and charges against additional paid in capital and accumulated deficit. The Company recorded increases in the redemption value of common stock subject to redemption of $103,177 for the three months ended March 31, 2023. The Company recorded increases in the redemption value of common stock subject to redemption of $720,000 for the three months ended March 31, 2022

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2023 and December 31, 2022, the redeemable common stock reflected in the unaudited condensed consolidated balance sheets are reconciled in the following table:

Gross proceeds	$201,250,000
Less:
Fair value of Public Warrants at issuance	(10,384,500)
Fair value of Rights at issuance	(9,136,750)
Issuance costs allocated to common stock subject to possible redemption	(10,660,961)
Plus:
Remeasurement of carrying value to redemption value	32,194,711
Common stock subject to possible redemption as of December 31, 2021	203,262,500
Redemption of common stock by stockholders	(152,451,819)
Common stock tendered for redemption	(34,004,514)
Remeasurement of carrying value to redemption value	2,607,712
Common stock subject to possible redemption as of December 31, 2022	19,413,879
Remeasurement of carrying value to redemption value	103,177
Common stock subject to possible redemption as of March 31, 2023	$19,517,056

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

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the unaudited condensed consolidated financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were unrecognized tax benefits as of March 31, 2023 and December 31, 2022 of $765,613. The Company’s management determined that the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the three months ended March 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

See Note 11 for additional information on income taxes for the periods presented.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The calculation of diluted income (loss) per common share does not consider the effect of the Public Warrants (as defined in Note 3), Private Warrants, Subscription Warrants (as defined in Note 6), and Rights (as defined in Note 3) since the exercise of the warrants and Rights are contingent upon the occurrence of future events. The warrants and Rights are exercisable to purchase 22,068,750 shares of common stock in the aggregate.

The following table reflects the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	Three Months Ended March 31, 2023		Three Months Ended March 31, 2022
	Redeemable Common Stock	Non- redeemable Common Stock	Redeemable Common Stock	Non- redeemable Common Stock
Basic and diluted net income (loss) per share:
Numerator:
Net income (loss)	82,635	180,295	(1,313,566)	(294,628)
Denominator:
Weighted Average Common Stock	1,844,774	4,025,000	17,945,027	4,025,000
Basic and diluted net income (loss) per common share	$0.04	$0.04	$(0.07)	$(0.07)

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

The carrying amounts reflected in the condensed consolidated balance sheets for financial instruments included within current assets and current liabilities approximate fair value due to their short-term nature.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC 815. The Company’s derivative instruments are recorded at fair value and re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations. Derivative assets and liabilities are classified on the unaudited condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Private Warrants and Subscription Warrants (as defined in Note 6) are derivative instruments. As the Private Warrants and Subscription Warrants meet the definition of a derivative, the warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820 with changes in fair value recognized in the unaudited condensed consolidated statements of operations in the period of change. In accordance with ASC Topic 825, Financial Instruments, the Company has concluded that a portion of the transaction costs which directly related to the Initial Public Offering and the Private Placement, should be allocated to the Private Warrants based on their relative fair value against total proceeds, and recognized as transaction costs in the unaudited condensed consolidated statements of operations.

Recent Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, companies are required to disclose additional information about income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The standard is required to be adopted on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the effect the adoption of ASU 2023-09 will have on its condensed consolidated financial statements.

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

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 18,000,000 Private Warrants at a price of $0.50 per warrant ($9,000,000 in the aggregate), each exercisable to purchase one-half of one share common stock at a price of $11.50 per whole share, in a private placement that closed simultaneously with the closing of that offering. A portion of the purchase price of the Private Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account.

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In August 2020, the Sponsor paid $25,000, or approximately $0.007 per share, to cover certain offering costs in consideration for 3,593,750 shares of common stock, par value $0.0001 (the “Founder Shares”). On December 3, 2020, the Company declared a share dividend of 0.36 for each outstanding share, resulting in 4,887,500 shares outstanding, and on December 22, 2020 the Company declared a share dividend of 0.03 resulting in 5,031,250 shares which includes an aggregate of up to 656,250 shares that are subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, and up to an aggregate of 1,006,250 shares of common stock (or 875,000 shares of common stock to the extent that the underwriters’ over-allotment was not exercised, pro rata) that are subject to forfeiture to the extent that Rights are exercised upon consummation of an initial Business Combination. In connection with the underwriters’ fully exercise of their over-allotment option on December 30, 2020 (see Note 7), the 656,250 shares were no longer subject to forfeiture.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founder Shares vested immediately, and, as such, in accordance with ASC 718, the Company recognized compensation expense on the transfer date in an amount equal to the number of Founders Shares sold times the grant date fair value per share less the amount initially received for the purchase of the Founders Shares. he Company did not recognize compensation expense for the three months ended March 31, 2023 and 2022.

Note Agreements Payable - Related Party

The Company entered into a series of Note Agreements with several lenders affiliated with our Sponsor, Viveon Health LLC and Intuitus Group LLC, and Intuitus Capital LLC for which the Chief Financial Officer of the Company is the Sole Proprietor for up to an aggregate amount totaling $1,955,000 (see Note 6). As of March 31, 2023 and December 31, 2022, the balance on the Notes was $1,955,000.

Promissory Notes - Related Party

The Chief Financial Officer of the Company loaned the Company $440,000 to cover expenses related to ongoing operations, of which $75,000 was funded on December 27, 2022, $60,000 was funded on January 20, 2023, $125,000 was funded on January 26, 2023, $105,000 was funded on February 24, 2023, and $75,000 was funded on March 21, 2023. As of March 31, 2023, and December 31, 2022, the outstanding balance of the loans were $440,000 and $75,000, respectively.

Subsequent to March 31, 2023, the Chief Financial Officer of the Company loaned the Company an additional $396,000 through the date of this filing of which $15,000 was funded on April 14, 2023, $105,000 was funded on April 28, 2023, $70,000 was funded on June 27, 2023, $12,000 was funded on September 29, 2023, $35,000 was funded on November 30, 2023, $50,000 was funded on December 28, 2023, $80,000 was funded on December 29, 2023, $6,000 was funded on April 30, 2023, $23,000 was funded on April 30, 2023, $30,000 was funded on May 3, 2024, and $20,000 was funded on May 9, 2024. These loans are non-interest bearing and payable upon consummation of the Company’s Initial Business Combination.

 The Chief Executive Officer of the Company loaned the Company $100,000 to cover expenses related to ongoing operations, which was funded on March 28, 2023. The loan agreement were signed on April 2, 2023. As of March 31, 2023, and December 31, 2022, the outstanding balance of the loan was $100,000 and $0, respectively.

Subsequent to March 31, 2023, our Chief Executive Officer of the Company, loaned the Company an additional $100,000 through the date of this filing of which $100,000 was funded on December 21, 2023. This loan is non-interest bearing and payable upon consummation of the Company’s initial Business Combination.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Eight investors in the Sponsor, loaned the Company $295,000 in the aggregate to cover expenses related to ongoing operations of which $67,000 was funded through two loans on March 31, 2023. As of March 31, 2023, and December 31, 2022, the outstanding balance of these loans was $67,000 and $0, respectively.

Subsequent to March 31, 2023, the eight investors loaned the Company an additional $228,000 through the date of this filing of which $33,000 was funded on April 5, 2023, $100,000 was funded on January 25, 2024, $50,000 funded on January 26, 2024, $20,000 funded on February 6, 2024, and $25,000 funded on February 12, 2024. These loans are non-interest bearing and payable upon consummation of the Company’s Initial Business Combination.

As noted above the total amount funded under the promissory notes - related party is $607,000 and $75,000 as of March 31, 2023, and December 31, 2022, respectively. The Company considered the imputed interest from the promissory notes - related party as capital contributions increasing Additional Paid-in Capital on the condensed consolidated statement of stockholders’ equity on the date the loans were funded. The debt discount is amortized over the length of the loan considered to be the earlier of a business combination or December 31, 2023, using their synthetic credit rating, which is an estimate of the effective interest rate at which the Company could borrow within the open market. The synthetic credit ratings as of January 20, 2023, January 26, 2023, February 24, 2023, March 21, 2023 were 25.1%, 24.9%, 23.2%, and 27.2%, respectively. The aggregate debt discount recorded on the promissory notes - related party for the three months ended March 31, 2023 and 2022 was $101,555 and $0, respectively. The carrying value of the promissory notes, net of discount are $514,240 and $75,000 as of March 31, 2023, and December 31, 2022, respectively. For the three months ended March 31, 2023, the amortization of the discount resulted in interest expense of $8,795.

Subsequent to March 31, 2023, in connection with the Merger Agreement the Chief Executive Officer, Chief Financial Officer and the eight investors in the Sponsor have agreed to exchange the outstanding balances of their loans in the amounts of $100,000, $642,000, and $295,000 respectively, pursuant to the terms of an exchange agreement with Viveon dated as of October 10, 2023 for a separate series of Clearday senior convertible promissory notes, which are described in Note 6. This exchange is contingent on the closing of the Business Combination.

Clearday Note

On May 12, 2023, the Company entered into an unsecured promissory note with Clearday (the “Clearday Note”). The Clearday Note is non-interest bearing, and will mature upon the earlier of (i) the first anniversary of the issuance date and (ii) the date of the closing of the Business Combination. As of March 31, 2023, and December 31, 2022, the outstanding balance of these loans was $0, respectively. On May 12, 2024 there was an extension that the promissory note would mature earlier of (i) the date of the closing the Business Combination and (ii) such earlier date as the parties shall from time to time agree in writing.

Subsequent to March 31, 2023, proceeds provided to the Company under the Clearday Note were approximately $1,761,362. Funds in the Trust Account may not be used to repay the obligations under the Clearday Note. The Company used such funds for general working capital purposes.

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Each loan would be evidenced by a promissory note. The notes would be repaid upon consummation of the Company’s initial Business Combination, without interest. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under Working Capital Loans.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Administrative Service Fee

Commencing on the date of the Company’s final prospectus prepared in connection with the Initial Public Offering, the Company agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $60,000 and $60,000 of administrative service fees for the three months ended March 31, 2023 and 2022, respectively. The accrued amounts are included in Due to related party on the unaudited condensed consolidated balance sheets. As of March 31, 2023 and December 31, 2022, $110,000 and $50,000 of such expenses were recorded in Due to related party, respectively.

Due to Related Party

The Company’s directors and officers are reimbursed for any reasonable out-of-pocket expenses incurred by them in connection with certain activities on behalf of the Company, such as identifying and investigating possible target businesses and Business Combinations. For the three months ended March 31, 2023, the Company’s Chief Financial Officer paid $144,780 of expenses on behalf of the Company. For the three months ended March 31, 2022, $2,905 of such expenses were incurred. As of March 31, 2023 and 2022, $150,586 and $5,806 of such expenses were recorded in Due to related party, respectively.

Due from Related Party

As of December 31, 2021, the Company had a receivable of $15,000 in connection with a payment made by the Company to a vendor on behalf of a related party. During the year ended December 31, 2022, the Company was repaid for the receivable. As of March 31, 2023 and December 31, 2022, the Company had receivables of $0 in connection with a payment made by the Company to a vendor for a related party.

NOTE 6. NOTE AGREEMENTS PAYABLE

On March 21, 2022, March 23, 2022, April 4, 2022, April 27, 2022, May 9, 2022, October 27, 2022, and November 25, 2022, in connection with the extension of the date by which the Company has to consummate a Business Combination (see Note 7), the Company entered into subscription agreements with several lenders for a loan of up to $4,000,000, in the aggregate (the “Subscription Agreements”).

Pursuant to the Subscription Agreements, the Company issued a series of unsecured senior promissory notes in the aggregate principal amount of up to $4,000,000 (the “Notes”) to the subscribers. Of the $4,000,000 in Notes, $1,955,000 was subscribed for by several related parties affiliated with our sponsor, Viveon Health LLC, and the balance in the amount of $2,045,000 was subscribed for by parties that are not related to our sponsor.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

 The Notes do not bear interest and mature upon the earlier of (i) the closing of our initial business combination, and (ii) December 31, 2022 (the “Maturity Date”). The Notes provide for a credit line up to the maximum amount of $4,000,000. We will not have the right to re-borrow any portion of any loans made under the Notes once repaid. As of March 31, 2023, a commitment fee in the amount of $400,000, equal to 10% of the maximum principal amount of the Note, had been paid to the subscribers, on a pro rata basis. In the event that we do not consummate a business combination by the Maturity Date, the Notes will be repaid only from amounts remaining outside of our Trust Account, if any. Subsequent to March 31, 2023, in connection with the Merger Agreement a majority of the holders of the Notes and Subscription Warrants have agreed to exchange such Notes and Subscription Warrants pursuant to the terms of an exchange agreement with Viveon dated as of May 1, 2023 (the Exchange Agreement”) for a separate series of Clearday senior convertible promissory notes (the “Clearday Senior Convertible Notes”). This exchange is contingent on the closing of the Business Combination. The Clearday Senior Convertible Notes bear 8% interest per annum and mature upon the earlier of (i) June 30, 2024, or (ii) the date of any Change in Control. Upon the consummation of the business combination and the exchange of the Subscription Agreements for the Clearday Senior Convertible Notes, the lenders will forfeit their Subscription Warrants as part of the exchange. One lender has chosen not to convert to Clearday Senior Convertible Notes. The balance owed to this lender under the Notes is considered due upon demand by the lender. As of the date of this filing of this Quarterly Report the lender has not requested payment of the Note.

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

In accordance with ASC 470-20-25-1 and ASC 815-15-30-2, the proceeds from the issuance of the Notes were allocated to the Notes and Subscription Warrants using the with-and-without method. Under this method, the Company first allocated the proceeds from the issuance of the Notes to the Subscription Warrants based on their initial fair value measurement of $5,370,185 for the Subscription Warrants issued on March 21, 2022, $337,991 for the Subscription Warrants issued on March 23, 2022, $341,967 for the Subscription Warrants issued on April 4, 2022, $417,037 for the Subscription Warrants issued on April 27, 2022, $162,003 for the Subscription Warrants issued on May 9, 2022, $65,326 for the Subscription Warrants issued on October 27, 2022, and $121,093 for the Subscription Warrants issued on November 25, 2022. The measurement of the Subscription Warrants fair value was determined utilizing a Monte Carlo simulation model considering all relevant assumptions current at the dates of issuance. See Note 10 for additional details on the assumptions used. The initial fair value of the Subscription Warrants exceeded the proceeds received from the issuance of the Notes. As such, the proceeds allocated to the Notes were $354,233. The Company recognized no gain or loss on issuance of the Subscription Warrants for the three months ended March 31, 2023.

On March 27, 2024, the Company held a Special Meeting of Shareholders (“the March 2024 Stockholders Meeting”) in which voted to amend the Company’s Amended and Restated Certificate of Incorporation, to allow the Company to allow the Company to extend the date by which the Company must consummate a business combination up to six times, each such extension for an additional one month period, until September 30, 2024 (the “Fourth Extended Date”), upon one calendar day advance notice to Continental Stock Transfer & Trust Company, prior to the applicable monthly deadline, unless the closing of the proposed Business Combination with Clearday, Inc., or any potential alternative initial business combination shall have occurred prior to the Fourth Extended Date. It also voted to amend the Company’s Investment Management Trust Agreement, allowing the Company to extend the date by which the Company must consummate a business combination up to six times, each such extension for an additional one month period, until September 30, 2024, by depositing into the Trust Account the amount of $35,000 (the “Extension Payment”) for each one-month extension until September 30, 2024. On March 28, 2024 a deposit of $35,000 was made into the Trust Account to extend to April 30, 2024.

The Company is currently in default of the Extension Payments for May and June of 2024. The Company anticipates that it will make the outstanding payments in June, 2024.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company complies with ASC Topic 835, Interest (“ASC 835”). In accordance with ASC 835-30, discounts to the principal amounts are included in the carrying value of the Notes and amortized to “Interest expense” over the remaining term of the underlying debt to the Original Maturity Date. The Company recorded a $3,645,777 debt discount upon issuance of the Notes, respectively. As of March 31, 2023 and December 31, 2022 the discount was fully amortized to interest expense over the term of the debt to the Original Maturity Date. For the three months ended March 31, 2023 and for the three months ended March 31, 2022, the amortization of the discount resulted in interest expense of $0 and $99,543, respectively. The carrying value of the Notes is $4,000,000 as of March 31, 2023 and December 31, 2022, respectively.

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

Registration Rights

The holders of the Company’s Founder Shares issued and outstanding as well as the holders of the Private Warrants (and underlying securities) are entitled to registration rights pursuant to an agreement signed in connection with the Initial Public Offering. The holders of a majority of these securities are entitled to make up to two demands that the Company registers such securities. The holders of the majority of the Founder Shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the Private Warrants (and underlying securities) can elect to exercise these registration rights at any time after the Company consummates a Business Combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the Company’s consummation of a Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Vendor Agreements

On May 18, 2021, the Company entered into an agreement with a transactional and strategic advisory firm (the “Strategic Advisor”) for advisory services as needed by the Company in connection with a Business Combination. Pursuant to this agreement, the Company incurred approximately $875,000 in fees. As of March 31, 2023 and December 31, 2022, $500,000 of such fees remain unpaid and are included in accrued costs and expenses on the unaudited condensed consolidated balance sheets. On November 1, 2021, the Company and the Strategic Advisor entered into an amendment to the agreement. Pursuant to this amendment, the Company will pay the Strategic Advisor a fee of $2,625,000, inclusive of the $500,000 accrued as of March 31, 2023 and December 31, 2022. The remaining $2,125,000 is contingent upon the consummation of the Business Combination.

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

On October 25, 2021, the Company entered into an agreement with a Consultant for investor relations and public relations services in connection with a Business Combination with Suneva. The Consulting Agreement specifically identified Suneva as the target of the Business Combination. Pursuant to the agreement, the Consultant would be paid a fee of $15,000 per month from the date of the agreement until the Business Combination with Suneva, with an additional $15,000 accruing each month until the Business Combination date. Additionally, pursuant to the agreement, the Consultant would be paid a success fee of $300,000 contingent upon the consummation of the Business Combination with Suneva, a performance based fee of up to $200,000 upon the consummation of the Business Combination with Suneva if the Consultant achieved certain objectives, a retainer of $34,000 due upon the consummation of the Business Combination with Suneva which would be held to the term of the agreement, a fee of $17,000 per month for investor relations services for the combined entity commencing upon the consummation of the Business Combination with Suneva with the first payment due within 5 days of the Business Combination with Suneva and subsequent monthly payments due upon the first of the corresponding month of services, and a fee of $17,000 per month for public relations services for the combined entity commencing upon the consummation of the Business Combination with Suneva with the first payment due within 5 days of the Business Combination with Suneva and subsequent monthly payments due upon the first of the corresponding month of services. The Consultant stopped providing services in February 2023.

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

On May 9, 2023, the Company entered into an agreement with a placement agent (the “Placement Agent) for services such as advising and assisting the Company in identifying one or more investors that are “accredited” or “qualified institutional buyers. Contingent upon the consummation of the Business Combination, the Company will pay the Placement Agents a cash fee equal to eight percent (8.0%) of the gross proceeds received by the Company.

Extensions

On March 18, 2022, the Company held an Annual Meeting of Stockholders for the purpose of approving various proposals, including an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date to consummate the Business Combination.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On March 23, 2022, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to extend the date to consummate a Business Combination for a total of up to nine months after the Original Termination Date, unless the closing of the proposed Business Combination with any potential initial Business Combination shall have occurred. The Amendment was approved by the Company’s stockholders at its Annual Meeting of Stockholders held on March 18, 2022.

On December 23, 2022, the Company held its 2022 Annual Meeting of the Stockholders in which they voted to extend the date to consummate a business combination until June 30, 2023. . On each of December 27, 2022, January 26, 2023, February 27, 2023, March 27, 2023, April 28, 2023 and May 24, 2023, the Company deposited $100,000 into the Trust Account to extend the date to consummate a Business Combination through January 31, 2023, February 28, 2023, March 31, 2023, April 30, 2023, May 31, 2023 and June 30, 2023, respectively.

On December 23, 2022, stockholders elected to redeem 3,188,100 Public Shares, resulting in a redemption payable as of December 31, 2022 of $34,004,514 included in common stock tendered for redemption on the unaudited condensed consolidated balance sheet. On January 25, 2023, redemption payments out of the trust account totaled $34,004,514. Subsequent to the redemptions, 1,844,774 Public Shares remained.

On June 22, 2023, the Company held a stockholder meeting (the “June 2023 Stockholders Meeting”) in which stockholders voted to (A) amend the Company’s Amended and Restated Certificate of Incorporation, to allow the Company to (i) initially extend the date by which the Company must consummate an initial business combination up to six times, each such extension for an additional one month period, until December 31, 2023, by depositing into the Trust Account, the amount of $85,000 for each one-month extension until December 31, 2023, and (ii) further extend the date by which the Company must consummate an initial business combination (without seeking additional approval from the stockholders) for up to an additional three months, from January 1, 2024 to March 31, 2024, with no additional deposits to be made into the Trust Account during such period, each such extension for an additional one month period, (the “Third Extended Date”), unless the closing of the proposed initial business combination with Clearday, Inc., or any potential alternative initial business combination shall have occurred prior to the Third Extended Date; and (B) to amend the Company’s Investment Management Trust Agreement, dated as of December 22, 2020, by and between the Company and the Trustee to reflect the foregoing extensions and deposits.

On March 27, 2024, the Company held a Special Meeting of Shareholders (“the March 2024 Stockholders Meeting”) in which voted to amend the Company’s Amended and Restated Certificate of Incorporation, to allow the Company to allow the Company to extend the date by which the Company must consummate a business combination up to six times, each such extension for an additional one month period, until September 30, 2024 (the “Fourth Extended Date”), upon one calendar day advance notice to Continental Stock Transfer & Trust Company, prior to the applicable monthly deadline, unless the closing of the proposed Business Combination with Clearday, Inc., or any potential alternative initial business combination shall have occurred prior to the Fourth Extended Date. It also voted to amend the Company’s Investment Management Trust Agreement, allowing the Company to extend the date by which the Company must consummate a business combination up to six times, each such extension for an additional one month period, until September 30, 2024, by depositing into the Trust Account the amount of $35,000 (the “Extension Payment”) for each one-month extension until September 30, 2024. On March 28, 2024 a deposit of $35,000 was made into the Trust Account to extend to April 30, 2024.

The Company is currently in default of the Extension Payments for May and June of 2024. The Company anticipates that it will make the outstanding payments June 2024.

On March 27, 2024 stockholders elected to redeem 968,350 Public Shares, resulting in a redemption of $11,267,175 from the Trust Account. Subsequent to the redemptions, 649,065 Public Shares remained.

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

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On June 27, 2023, July 27, 2023, August 28, 2023, September 29, 2023, October 2, 2023, October 27, 2023, and December 1, 2023, the Company deposited $85,000 in the Trust Account, to extend the date by which the Company can complete an initial business combination by one month to July 31, 2023, August 31, 2023, September 30, 2023 and October 31, 2023, November 30, 2023, and December 31, 2023, respectively. From January 1, 2024 to March 31, 2024 , there were no additional deposits to be made into the Trust Account.

From January 1, 2024 through the filing date , there were additional deposits of $35,000 made into the Trust Account.

NOTE 8. STOCKHOLDERS’ DEFICIT

Preferred stock — The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 and with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there was no preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 60,000,000 shares of common stock with a par value of $0.0001 per share. Holders are entitled to one vote for each share of common stock. As of March 31, 2023 and December 31, 2022, there were 5,031,250 shares of common stock issued and outstanding, excluding 1,844,774 shares of common stock subject to possible redemption.

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

NOTE 9. WARRANTS

Each Public Warrant entitles the holder thereof to purchase one-half (1/2) of a share of common stock at a price of $11.50 per whole share, subject to adjustment. Pursuant to the warrant agreement, a warrant holder may exercise its rights only for a whole number of shares. This means that only an even number of shares may be exercised at any given time by a warrant holder.

The Company may call the Public Warrants for redemption (except the Private Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Private Warrants

The Private Warrants are identical to the Public Warrants except that the Private Warrants will be non-redeemable and may be exercised on a cashless basis at the option of the holder, in each case so long as they continue to be held by the initial purchasers or their permitted transferees.

Subscription Warrants

The Subscription Warrant term commences on the Exercise Date (as hereinafter defined) for a period of 49 months. The Subscription Warrants are exercisable commencing on the date of the initial Business Combination (the “Exercise Date”) and have a cashless exercise feature that is available at any time on or after the Exercise Date at the option of the holder. Commencing on the date 13 months following the Exercise Date, the subscribers have the right, but not the obligation, to put the Subscription Warrants to the Company at a purchase price of $5.00 per share. The Company has agreed to file, within thirty (30) calendar days after the consummation of an initial Business Combination, a registration statement with the Securities and Exchange Commission to register for resale the shares of common stock underlying the Subscription Warrants.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of March 31, 2023 and December 31, 2022, there were 20,125,000 Public Warrants and 18,000,000 Private Warrants outstanding, respectively. As of March 31, 2023 and December 31, 2022, there were 2,000,000 Subscription Warrants outstanding. The Company accounts for the Public Warrants, Private Warrants, and Subscription Warrants in accordance with the guidance contained in ASC 815-40. The Public Warrants qualify for equity treatment under ASC 815-40. Such guidance provides that because the Private Warrants and Subscription Warrants do not meet the criteria for equity treatment thereunder, the Private Warrants and Subscription Warrants must be recorded as a liability.

NOTE 10. FAIR VALUE MEASUREMENTS

The following tables present information about the Company’s financial instruments that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022, and indicate the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Amount at Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Assets
Money Market Account	$70,845	$70,845	$—	$—
Mutual Funds held in Trust Account	$20,336,813	$20,336,813	$—	$—
Liabilities
Private Warrant Liability	$270,000	$—	$—	$270,000
Subscription Warrant Liability	$1,723,441	$—	$—	$1,723,441

December 31, 2022
Assets
Money Market Account	$6,346	$6,346	$—	$—
Mutual Market Funds held in Trust Account	$53,815,395	$53,815,395	$—	$—
Liabilities
Private Warrant Liability	$900,000	$—	$—	$900,000
Subscription Warrant Liability	$1,635,515	$—	$—	$1,635,515

The Private Warrants and Subscription Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the unaudited condensed consolidated balance sheets. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations.

The Company established the initial fair value of the Private Warrants on December 28, 2020, the date of the Company’s Initial Public Offering, and revalued on March 31, 2023 and on December 31, 2022, using a Monte Carlo simulation model. The Warrants were classified as Level 3 at the initial measurement date, on March 31, 2023 and on December 31, 2022 due to the use of unobservable inputs.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The key inputs into the Monte Carlo simulation for the Private Warrants as of March 31, 2023 and December 31, 2022 were as follows:

Inputs	As of March 31, 2023	As of December 31, 2022
Risk-free interest rate	3.81%	4.39%
Expected term remaining (years)[1]	1.44	2.11
Expected volatility	0.01%	0.01%
Stock price	$10.950	$10.650

The Company established the initial fair value of the Subscription Warrants on March 21, 2022, March 23, 2022, April 4, 2022, April 27, 2022, May 9,2022, October 27, 2022, and November 25, 2022 the dates of issuance, and revalued on March 31, 2023 and December 31, 2022, using a Monte Carlo simulation model. The Subscription Warrants were classified as Level 3 at the initial measurement dates, and on March 31, 2023 and December 31, 2022 due to the use of unobservable inputs.

As of March 31, 2023 the expected term remaining was calculated based on assumptions for both a successful and unsuccessful business combination, as calculating the expected term using only assumptions for a successful business combination resulted in a unsolved expected volatility.

The key inputs into the Monte Carlo simulation as of March 31, 2023, December 31, 2022, and the issuance dates were as follows:

Inputs	As of March 31, 2023	As of December 31, 2022
Risk-free interest rate	3.63%	4.39%
Market debt rate[2]	8.62%	9.19%
Expected term remaining (years)	4.74	4.60
Expected volatility	0.01%	0.01%
Probability of completing a Business Combination	14%	24.5%
Stock price	$10.950	$10.650

[1]	The contractual term of the Private Warrants is 5 years from the closing of a Business Combination. As of March 31, 2023 and December 31, 2022, the expected term remaining of the Private Warrants was calculated based on assumptions for both a successful and unsuccessful Business Combination resulting in a weighted expected term remaining of 1.44 and 2.11. As of March 31, 2023 and December 31, 2022, this was calculated using an expected term remaining with an unsuccessful Business Combination of 1.00 year (weighted at 86% and 75.5% probability, respectively) and a successful business combination term remaining of 5.65 and 5.52 years (weighted at 14% and 24.5% probability, respectively). Prior to December 31, 2022 the expected term was calculated using only assumptions for a successful Business Combination. The change in the calculation was made as using an expected term that was calculated based only on the assumption that the Business Combination would be successful as an input under the Monte Carlo simulation model resulted in an unsolvable expected volatility under the Monte Carlo simulation model.

[2]	The Company changed its valuation technique to incorporate the market debt rate as a significant input to the Monte Carlo simulation for the valuation of the Subscription Warrants as of March 31, 2023, December 31, 2022, November 25, 2022, October 27, 2022, May 9, 2022, April 27, 2022, and April 4, 2022. In the case that the Subscription Warrants were exercised, the risk-free interest rate was used. In the case that the put option was exercised, the market debt rate was used. The risk-free interest rate was used in both scenarios in the Monte Carlo simulation for the valuation of the Subscription Warrants as of March 23, 2022 and March 21, 2022.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following tables presents the changes in the fair value of the Company’s Level 3 financial instruments that are measured at fair value on a recurring basis:

Fair value as of December 31, 2021	$4,188,221
Fair value of Subscription Warrants at issuance on March 21, 2022	5,370,185
Fair value of Subscription Warrants at issuance on March 23, 2022	337,991
Fair value of Subscription Warrants at issuance on April 4, 2022	341,967
Fair value of Subscription Warrants at issuance on April 27, 2022	417,037
Fair value of Subscription Warrants at issuance on May 9, 2022	162,003
Fair value of Subscription Warrants at issuance on October 27, 2022	65,326
Fair value of Subscription Warrants at issuance on November 25, 2022	121,093
Change in fair value	(8,468,308)
Fair value as of December 31, 2022	2,535,515
Change in fair value	(542,074)
Fair value as of March 31, 2023	$1,993,441

The Company recognized gains in connection with changes in the fair value of the Private and Subscription Warrants of $542,074 and $2,793,557 for the three months ended March 31, 2023 and 2022 within gain on change in fair value of warrant liabilities in the unaudited condensed consolidated statements of operations, respectively.

NOTE 11. INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was (61%) and 0%, respectively. The Company’s effective tax rate for the three months ended March 31, 2023 differs from the statutory income tax rate of 21% primarily due to the recognition of gains or losses from the changes in the fair value of warrant liabilities and non-deductible transaction costs in connection with the Merger Agreement, partially offset by the change in valuation allowance. The Company has used a discrete effective tax rate method to calculate taxes for the three months ended March 31, 2023 and 2022. The Company believes that, at this time, the use of the discrete method for the three months ended March 31, 2023 and 2022 is more appropriate than the estimated annual effective tax rate method as the estimated annual effective tax rate method is not reliable due to a high degree of uncertainty in estimating annual pretax earnings.

NOTE 12. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the unaudited condensed consolidated balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued. Based upon this review, other than as described in Note 1, Note 2, Note 5, Note 6, Note 7 and below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

VIVEON HEALTH ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On December 22, 2023, the Company received a letter from the NYSE American LLC (“NYSE American” or the “Exchange”) stating that the staff of NYSE Regulation (the “Staff”) had determined to commence proceedings to delist the Company’s Common Stock, Units and Rights (collectively, the “Securities”) pursuant to Sections 119(b) and 119(f) of the NYSE American Company Guide (the “Company Guide”) because the Company failed to consummate a business combination within 36 months of the effectiveness of its initial public offering registration statement, or such shorter period that the Company specified in its registration statement. The Company had the right to a review of the delisting determination by a Listing Qualifications Panel (the “Panel”) of the NYSE American’s Committee for Review (the “Committee”), of the Board of Directors of the Exchange, provided a written request for such had been received no later than December 29, 2023. The Company requested an in-person hearing to deliver an oral presentation to the Panel, which was held on February 13, 2024. The Panel’s hearing considered written and oral presentations made by the Company and the Staff.

On February 21, 2024, the Company received a letter from the NYSE American, that based upon the material and information presented to the Panel, discussion that occurred at the hearing and analysis of the NYSE American rules and the Company Guide, the Panel unanimously determined to affirm the Staff’s decision to initiate delisting proceedings because the Company did not consummate a merger within the maximum 36 months of the effectiveness of its initial public offering registration statement. The Company may request, as provided by Section 1205 of the Company Guide, that the full Committee reconsider the decision of the Panel. The request for the review and the required fee must be made in writing and received within 15 calendar days from the date of the letter.

On March 7, 2024, the Company requested that the full Committee reconsider the Panel’s decision to delist. At this time the Securities remain listed on the NYSE American, although trading has been suspended pending the outcome of the review by the full Committee, and the Securities are trading the over-the-counter market until the final determination has been made. If the full Committee does not overturn the decision by the Panel to delist, the Securities will be de-listed from the NYSE American and trade in the over-the-counter market. The scheduled final appeal date is July 18, 2024. The final determination is expected by the full Committee within one to two weeks thereafter.

On May 14, 2024, Viveon and Clearday reached a mutual agreement to extend the terms related to the Clearday Senior Convertible Notes. The Clearday Senior Convertible Notes are binary and bear 8% interest per annum and mature upon the earlier of September 30, 2024 and the date of any Change in Control.

On March 27, 2024, (the Company, entered into a non-redemption agreement (the “Non-Redemption Agreement”) with Viveon Health LLC (the “Sponsor”) and certain institutional investors named therein (the “Investors”). Pursuant to the Non-Redemption Agreement, the Investors have agreed that, in connection with the Special Meeting, the Investors will not exercise their Redemption Rights, or they will rescind or reverse previously submitted redemption requests prior to the Special Meeting. Under the terms of the Non-Redemption Agreement, if the Investors do not exercise their Redemption Rights, or validly rescind previously submitted redemption requests, and the Extension Amendment Proposal and the Trust Amendment Proposal are approved, then promptly following the consummation of the proposed business combination, the Sponsor shall forfeit 150,000 shares of Company common stock (the “Forfeited Shares”) and the Company shall issue 150,000 shares of Company common stock, in the aggregate, to the Investors (the “New Shares”), for no additional consideration.

The foregoing description of the Non-Redemption Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the Non-Redemption Agreement, a form of which is incorporated by reference as Exhibit 10.3 hereto and is incorporated by reference herein.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Viveon Health Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Viveon Health, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 21, 2024, as well as the Company’s other filings with the SEC from time to time. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

 On March 18, 2022, the Company held an Annual Meeting of Stockholders for the purpose of approving various proposals, including an amendment to the Company’s Amended and Restated Certificate of Incorporation to extend the date to consummate the Business Combination.

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

On March 23, 2022, the Company filed an amendment to its Amended and Restated Certificate of Incorporation with the Delaware Secretary of State to extend the date to consummate a Business Combination for a total of up to nine months after the Original Termination Date, unless the closing of the proposed Business Combination with any potential initial Business Combination shall have occurred. The Amendment was approved by the Company’s stockholders at its Annual Meeting of Stockholders held on March 18, 2022.

 On December 23, 2022, the Company held its 2022 Annual Meeting of the Stockholders in which they voted to extend the date to consummate a business combination until June 30, 2023. On each of December 27, 2022, January 26, 2023, February 27, 2023, March 27, 2023, April 28, 2023 and May 24, 2023, the Company deposited $100,000 into the Trust Account to extend the date to consummate a Business Combination through January 31, 2023, February 28, 2023, March 31, 2023, April 30, 2023, May 31, 2023 and June 30, 2023, respectively.

On each of December 27, 2022, January 26, 2023, February 27, 2023, March 27, 2023, April 28, 2023 and May 24, 2023, the Company deposited $100,000 into the Trust Account to extend the date to consummate a Business Combination through January 31, 2023, February 28, 2023, March 31, 2023, April 30, 2023, May 31, 2023 and June 30, 2023, respectively.

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

On December 23, 2022, stockholders elected to redeem 3,188,100 Public Shares, resulting in a redemption payable as of December 31, 2022 of $34,004,514 included in common stock tendered for redemption on the unaudited condensed consolidated balance sheet. On January 25, 2023, redemption payments out of the trust account totaled $34,004,514. Subsequent to the redemptions, 1,844,774 shares of common stock remained in the trust account.

On June 22, 2023, the Company held a stockholder meeting to amend the Company’s Amended and Restated Certificate of Incorporation, to allow the Company, without another stockholder vote, to elect to extend the date to consummate a business combination on a monthly basis for up to six times by an additional one month until December 31, 2023, by depositing $85,000 into the trust account and (ii) further extend the date by which the Company must consummate an initial business combination (without seeking additional approval from the stockholders) for up to an additional three months, from January 1, 2024 to March 31, 2024, with no additional deposits to be made into the Trust Account during such period, each such extension for an additional one month period, (the “Third Extended Date”). On June 27, 2023, July 27, 2023, August 28, 2023, September 29, 2023, October 27, 2023, and December 1, 2023, the Company deposited $85,000 in the Trust Account, to extend the date by which the Company can complete an initial business combination by one month to July 31, 2023, August 31, 2023, September 30, 2023, October 31, 2023, November 30, 2023, and December 31, 2023 respectively. From January 1, 2024 to March 31, 2024 , there were no additional deposits to be made into the Trust Account.

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

On June 27, 2023, we filed a third amendment to our amended and restated certificate of incorporation with the Delaware Secretary of State (the “Third Amendment”). The Third Amendment allows us, to (i) initially extend the date by which the Company must consummate an initial business combination up to six times, each such extension for an additional one month period, until December 31, 2023, by depositing into the trust account established in connection with the Company’s initial public offering (the “Trust Account”) the amount of $85,000 for each one-month extension until December 31, 2023, and (ii) further extend the date by which the Company must consummate an initial business combination (without seeking additional approval from the stockholders) for up to an additional three months, from January 1, 2024 to March 31, 2024, with no additional deposits to be made into the Trust Account during such period, each such extension for an additional one month period, (the “Third Extended Date”), unless the closing of the proposed initial business combination with Clearday, Inc., or any potential alternative initial business combination shall have occurred prior to the Third Extended Date.

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

On March 27, 2024, we held a Special Meeting of Shareholders in which we voted to amend the our Amended and Restated Certificate of Incorporation, to allowing us to extend the date by which we must consummate a business combination up to six times, each such extension for an additional one month period, until September 30, 2024, upon one calendar day advance notice to Continental Stock Transfer & Trust Company, prior to the applicable monthly deadline, unless the closing of the proposed Business Combination with Clearday, Inc., or any potential alternative initial business combination shall have occurred prior to the Fourth Extended Date. We also voted to amend our Investment Management Trust Agreement, allowing us to extend the date by which we must consummate a business combination up to six times, each such extension for an additional one month period, until September 30, 2024, by depositing into the Trust Account the amount of $35,000 (the “Extension Payment”) for each one-month extension until September 30, 2024. On March 28, 2024 a deposit of $35,000 was made into the Trust Account to extend to April 30, 2024.

The Company is currently in default of the Extension Payments for both May and June of 2024. The Company anticipates that it will make the outstanding payments in the month of June, 2024.

On March 27, 2024 stockholders elected to redeem 968,350 Public Shares, resulting in a redemption of $11,267,175 from the Trust Account. Subsequent to the redemptions, 649,065 Public Shares remained.

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

 The Notes do not bear interest and mature upon the earlier of (i) the closing of our initial business combination, and (ii) December 31, 2022 (the “Maturity Date”). The Notes provide for a credit line up to the maximum amount of $4,000,000. We will not have the right to re-borrow any portion of any loans made under the Notes once repaid. As of December 31, 2022, a commitment fee in the amount of $400,000, equal to 10% of the maximum principal amount of the Note, had been paid to the subscribers, on a pro rata basis. In the event that we do not consummate a business combination by the Maturity Date, the Notes will be repaid only from amounts remaining outside of our Trust Account, if any. Subsequent to December 31, 2022, in connection with the Merger Agreement (as defined below) a majority of the holders of the Notes and Subscription Warrants have agreed to exchange such Notes and Subscription Warrants pursuant to the terms of an exchange agreement with Viveon dated as of May 1, 2023 (the Exchange Agreement”) for a separate series of Clearday senior convertible promissory notes (the “Clearday Senior Convertible Notes”). The exchange is contingent on the closing of the Business Combinations. The Clearday Senior Convertible Notes bear 8% interest per annum and mature upon the earlier of (i) June 30, 2024, or (ii) the date of any Change in Control. Upon the consummation of the business combination and the exchange of the Subscription Agreements for the Clearday Senior Convertible Notes, the lenders will forfeit their Subscription Warrants as part of the exchange. One lender has chosen not to convert to Clearday Senior Convertible Notes. The balance owed to this lender under the Notes is considered due upon demand by the lender. As of the date of this filing of this Quarterly Report the lender has not requested payment of the Note. Pursuant to a warrant cancellation and forfeiture agreement dated as of August 16, 2023, one of the Company’s directors agreed to forfeit for cancellation 89,029 of the warrant shares underlying the warrant issued to an affiliate that he controls in connection with the Notes described above.

In accordance with ASC Topic 470-20-25-1, Debt - Debt with Conversion and Other Options (“ASC 470-20-25-1”) and ASC Topic 815-15-30-2, Derivatives and Hedging - Embedded Derivatives (“ASC 815-15-30-2”), the proceeds from the issuance of the Notes were allocated to the Notes and Subscription Warrants using the with-and-without method. Under this method, the Company first allocated the proceeds from the issuance of the Notes to the Subscription Warrants based on their initial fair value measurement. The measurement of the Subscription Warrants fair value was determined utilizing a Monte Carlo simulation model considering all relevant assumptions current at the dates of issuance. See Note 10 to the unaudited condensed consolidated financial statements for more details on the assumptions used. The initial fair value of certain Subscription Warrants exceeded the proceeds received from the issuance of the Notes. In these instances, the proceeds allocated to the Notes were nil, and the Company recognized a loss on the issuance of those Subscription Warrants. In other instances, the fair value of Subscription Warrants did not exceed the proceeds received from the issuance of the Notes. As such a portion of the proceeds equal to the fair value of the Subscription Warrants on the date of issuance was allocated to the Subscription Warrants. The remaining proceeds were allocated to the Notes issued.

Discounts to the principal amounts are included in the carrying value of the Notes and amortized to “Interest expense” over the remaining term of the underlying debt to the Original Maturity Date. As of March 31, 2023 and December 31, 2022 the discount was fully amortized to interest expense over the term of the debt to the Original Maturity Date. For the three months ended March 31, 2023 and for the three months ended March 31, 2022, the amortization of the discount resulted in interest expense of $0 and $99,543, respectively.

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

Our Chief Financial Officer of the Company loaned the Company $440,000 to cover expenses related to ongoing operations, of which $75,000 was funded on December 27, 2022, $60,000 was funded on January 20, 2023, $125,000 was funded on January 26, 2023, $105,000 was funded on February 24, 2023, and $75,000 was funded on March 21, 2023. As of March 31, 2023, and December 31, 2022, the outstanding balance of the loans were $440,000 and $75,000, respectively.

Subsequent to March 31, 2023, the Chief Financial Officer of the Company loaned the Company an additional $396,000 through the date of this filing of which $15,000 was funded on April 14, 2023, $105,000 was funded on April 28, 2023, $70,000 was funded on June 27, 2023, $12,000 was funded on September 29, 2023, $35,000 was funded on November 30, 2023, $50,000 was funded on December 28, 2023, and 80,000 was funded on December 29, 2023, $6,000 was funded on April 30, 2023, $23,000 was funded on April 30, 2023, $30,00 was funded on May 3, 2024, and $20,000 was funded on May 9, 2023. These loans are non-interest bearing and payable upon consummation of the Company’s initial Business Combination. These loans are non-interest bearing and payable upon consummation of the Company’s Initial Business Combination.

Our Chief Executive Officer of the Company loaned the Company $100,000 to cover expenses related to ongoing operations, which was funded on March 28, 2023. The loan agreement were signed on April 2, 2023. As of March 31, 2023, and December 31, 2022, the outstanding balance of the loan was $100,000 and $0, respectively.

Subsequent to March 31, 2023, our Chief Executive Officer of the Company, loaned the Company an additional $100,000 through the date of this filing of which $100,000 was funded on December 21, 2023. This loan is non-interest bearing and payable upon consummation of the Company’s initial Business Combination.

Eight investors in the Sponsor, loaned the Company $295,000 in the aggregate to cover expenses related to ongoing operations of which $67,000 was funded through two loans on March 31, 2023. As of March 31, 2023, and December 31, 2022, the outstanding balance of these loans was$67,000 and $0, respectively.

Subsequent to March 31, 2023, the eight investors loaned the Company an additional $228,000 through the date of this filing of which $33,000 was funded on April 5, 2023, $100,000 was funded on January 25, 2024, $50,000 funded on January 26, 2024, $20,000 funded on February 6, 2024, and $25,000 funded on February 12, 2024. These loans are non-interest bearing and payable upon consummation of the Company’s initial Business Combination.

As noted above the total amount funded under the promissory notes - related party is $607,000 and $75,000 as of March 31, 2023, and December 31, 2022, respectively. The Company considered the imputed interest from the promissory notes - related party as capital contributions increasing Additional Paid-in Capital on the condensed consolidated statement of stockholders’ equity on the date the loans were funded. The debt discount is amortized over the length of the loan considered to be the earlier of a business combination or December 31, 2023, using their synthetic credit rating, which is an estimate of the effective interest rate at which the Company could borrow within the open market. The synthetic credit ratings as of January 20, 2023, January 26, 2023, February 24, 2023, March 21, 2023, were 25.1%, 24.9%, 23.2%, and 27.2%, respectively. The aggregate debt discount recorded on the promissory notes -related party for the three months ended March 31, 2023 and 2022 was $101,555 and $0, respectively. The carrying value of the promissory notes, net of discount are $514,240 and $75,000 as of March 31, 2023, and December 31, 2022, respectively. For the three months ended March 31, 2023, the amortization of the discount resulted in interest expense of $8,795.

Subsequent to March 31, 2023, in connection with the Merger Agreement the Cheif Executive Officer, the Chief Financial Officer and the eight investors in the Sponsor have agreed to exchange the outstanding balances of their loans in the amounts of $100,000, $642,000, and $295,000 respectively, pursuant to the terms of an exchange agreement with Viveon dated as of October 10, 2023 for a separate series of Clearday senior convertible promissory notes, which are described in Note 6. This exchange is contingent on the closing of the Business Combination.

On May 12, 2023, the Company entered into an unsecured promissory note with Clearday (the “Clearday Note”). The Clearday Note is non-interest bearing, and will mature upon the earlier of (i) the first anniversary of the issuance date and (ii) the date of the closing of the Business Combination. Proceeds provided to the Company under the Clearday Note through March 31, 2024 were approximately $1,761,362. Funds in the Trust Account may not be used to repay the obligations under the Clearday Note. The Company used such funds for general working capital purposes. A copy of the Clearday Note is incorporated as Exhibit 10.22 of this Quarterly Report, and all references herein to the Clearday Note are qualified in their entirety by reference to the full text of such agreement.

On May 12, 2024, the Company and Clearday entered into an agreement (the “Extension”) to extend the maturity date of the Clearday Note to the earlier of (i) the date of the closing the Business Combination and (ii) such earlier date as the parties shall from time to time agree in writing. A copy of the Clearday Note is incorporated by reference as Exhibit 10.1 of this Quarterly Report. A copy of the Extension is incorporated as Exhibit 10.2 of this Quarterly Report. All references herein to the Clearday Note and the Extension are qualified in their entirety by references to the full text of the Clearday Note and the Extension, respectively.

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

On August 28, 2023, the Company, Clearday, Merger Sub, SPAC Representative and Company Representative entered into the First Amendment to Merger Agreement (the “First Amendment”) that amended and modified the Merger Agreement to, among other things, (i) increase the merger consideration from $250,000,000 to $500,000,000 (plus the aggregate exercise price for all Clearday options and warrants), payable in shares of common stock of Viveon, (ii) provide that holders of all Company Capital Stock (including Company Common Stock, Company Series A Preferred Stock and Company Series F Preferred Stock) as of the effective time of the Merger will be entitled to receive a pro rata portion of the Earnout Shares, and (iii) amend the mechanics for appointing a successor Company Representative.

Consideration

Merger Consideration

The total consideration to be paid at closing (the “Merger Consideration”) by the Company to Clearday security holders (and holders who have the right to acquire Clearday capital stock) was an amount equal to $250 Million (plus the aggregate exercise price for all Clearday options and warrants) per the Merger Agreement. The First Amendment increased the Merger Consideration to an amount equal to $500 Million (plus the aggregate exercise price for all Clearday options and warrants). The Merger Consideration will be payable in shares of the Company’s common stock, par value $0.0001 per share, valued at $10 per share.

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

Common Stock.

At the Effective Time, each issued and outstanding share of Clearday’s common stock, par value $0.001 per share (“Clearday Common Stock”) (other than any such shares of Clearday capital stock cancelled as described above and any dissenting shares) will be converted into the right to receive a number of shares of the Company’s common stock equal to the conversion ratio. The “Conversion Ratio” as defined in the Merger Agreement means an amount equal to (a)(i) the sum of $250 Million increased by the First Amendment to $500 Million, plus the aggregate exercise or conversion price of outstanding Clearday’s stock options and warrants (excluding unvested options and options or warrants with an exercise or conversion price of $5.00 or more), divided by (ii) the number of fully diluted Clearday capital stock (including Clearday preferred stock, warrants, stock options, convertible notes, and any other convertible securities) (excluding unvested options and options or warrants with an exercise or conversion price of $5.00 or more and assuming a conversion price of Clearday subsidiary securities as provided in the Merger Agreement); divided by (b) $10.00.

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

(ii) by either the Company or Clearday, if any authority has issued any final decree, order, judgment, award, injunction, rule or consent or enacted any law, having the effect of permanently enjoining or prohibiting the consummation of the Merger, provided that, the party seeking to terminate cannot have breached its obligations under the Merger Agreement and such breach was a substantial cause of, or substantially resulted in, such action by the authority; and

(iii) by mutual written consent of the Company and Clearday duly authorized by each of their respective boards of directors

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities three months ended March 31, 2023 and for the three months ended March 31, 2022 were organizational activities, identifying target companies for a business combination, conducting due diligence on such target companies and negotiating the Old Merger Agreement with Suneva, which was terminated on February 2, 2023, and negotiating the Merger Agreement with Clearday. We do not expect to generate any operating revenues until after the completion of our business combination. We generate non-operating income in the form of interest income on marketable securities held after our initial public offering. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2023, we had a net income of, which $262,930 consisted of a gain on the change in fair value of warrant liabilities of $542,074, interest and dividend income on investments held in Trust Account of $225,932, income tax benefit of $99,500, and interest income on the operating bank account of $35, partially offset by professional fees of $301,389, operating costs of $268,674, and franchise tax expense of $25,753, offset by approximately $8,795 of amortization.

For the three months ended March 31, 2022, we had a net loss of $1,608,194 which consisted of a loss on the issuance of subscription warrants of $2,838,176, professional fees of $826,290, formation and operating costs of $283,686, expensed issuance costs of $319,000, franchise tax expense of $47,981 and amortization of the debt discount of $99,543, partially offset by a change in fair value of warrant liabilities of $2,793,557, interest income on investments held in Trust Account of $12,914 and interest income on the operating bank account of $11.

Liquidity, Capital Resources, and Going Concern

For the three months ended March 31, 2023, net cash used in operating activities was $173,986, which was due to the change in fair value of the warrant liabilities of $542,074 and interest earned on investments held in Trust Account of $225,932, partially offset in part by our net income of $262,930, amortization of the debt discount of $8,795 and changes in working capital of $290,697.

For the three months ended March 31, 2022, net cash used in operating activities was $433,624, which was due to the change in fair value of the warrant liabilities of $2,793,557, our net loss of $1,608,194, and interest earned on investments held in Trust Account of $12,914, partially offset in part by loss on the issuance of the subscription warrants of $2,838,176, changes in working capital of $724,322, expensed issuance costs of $319,000 and amortization of the debt discount of $99,543.

 For the three months ended March 31, 2023, net cash provided by investing activities was $33,704,514, which resulted from cash withdrawn from Trust Account to pay redeeming stockholders of $34,004,514, partially offset in part by cash deposited for the extension contribution of $300,000.

For the three months ended March 31, 2022, net cash provided by investing activities was $151,731,819 which resulted from cash withdrawn from Trust Account of $152,451,819 to pay redeeming stockholders, offset in part by cash deposited for the extension contribution of $720,000.

For the three months ended March 31, 2023, net cash used in financing activities was $33,472,514, which was due to the redemption of common stock of $34,004,514, partially offset by proceeds from note agreements payable to related party of $532,000.

For the three months ended March 31, 2022, net cash used in financing activities was $149,613,819, which was due to the redemption of common stock of $152,451,819 and the payment of issuance costs of $32,000, offset in part by proceeds from note agreements payable of $1,845,000, proceeds from note agreements payable - related party of $1,025,000.

 As of March 31, 2023, we had cash and marketable securities in the trust account of $20,336,813. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less taxes payable and deferred underwriting commissions) to complete our initial business combination with Clearday. We may withdraw interest to pay taxes. During the three months ended March 31, 2023, we did not withdraw any of the interest income from the Trust Account to pay for franchise and income taxes. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of March 31, 2023, we had cash and cash equivalents of $77,861 outside of the Trust Account and a working capital deficit of $7,758,270.

 In connection with our assessment of going concern considerations in accordance with FASB’s ASC Subtopic 205-40, Presentation of Financial Statements - Going Concern, management has determined that if we are unable to raise additional funds to alleviate liquidity needs or complete a business combination by September 30, 2024 in accordance with the latest extension, then we will cease all operations except for the purpose of liquidating, unless we seek stockholder approval to amend our current charter to extend the date by which we complete a business combination. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern one year from the date that these unaudited condensed consolidated financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should we be unable to continue as a going concern. We intend to complete a business combination before the mandatory liquidation date or obtain approval from our stockholders to amend our current charter for an extension.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2023 or December 31, 2022.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of our sponsor a monthly fee of $20,000 for office space, utilities and secretarial and administrative support and the series of unsecured senior promissory note agreements we entered into with several lenders affiliated with our Sponsor. We began incurring these monthly fees on December 22, 2020 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and our liquidation.

Chardan, the underwriters of the Initial Public Offering, is entitled to a deferred fee of $0.35 per Unit, or $7,043,750. The deferred fee will become payable to Chardan from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the Underwriting Agreement, dated as of December 22, 2020, between the Company and Chardan (the “Underwriting Agreement”). A copy of the Underwriting Agreement is incorporated by reference in Exhibit 1.1 of this Quarterly Report, and all references herein to the Underwriting Agreement are qualified in their entirety by reference to the full text of such agreement.

 In addition, pursuant to the Underwriting Agreement, we granted Chardan for a period of 12 months after the date of the consummation of a Business Combination, a right of first refusal to act as book-running managing underwriter or placement agent, with at least 30% of the economics, for any and all future public and private equity, convertible and debt offerings (the “ROFR”). On April 20, 2021, pursuant to the terms of an Addendum to the Underwriting Agreement, Chardan waived and released the ROFR. Subsequently, on July 12, 2021, we entered into a Letter Agreement with Chardan (the “Letter Agreement”) that reinstates the ROFR in the event Chardan introduces us to a target that results in a Business Combination and entitles Chardan to a fee equal to 0.5% of the aggregate value of the target measured prior to the Business Combination, paid in cash or shares at the close of the Business Combination. A copy of the Letter Agreement is filed as Exhibit 10.23 of this Quarterly Report, and all references herein to the Letter Agreement are qualified in their entirety by reference to the full text of such agreement.

On May 18, 2021, the Company entered into an agreement with a transactional and strategic advisory firm (the “Strategic Advisor”) for advisory services as needed by the Company in connection with a Business Combination. Pursuant to this agreement, the Company incurred approximately $875,000 in fees. As of March 31, 2023 and December 31, 2022, $500,000 of such fees remain unpaid and are included in accrued costs and expenses on the unaudited condensed consolidated balance sheets. On November 1, 2021, the Company and the Strategic Advisor entered into an amendment to the agreement. Pursuant to this amendment, the Company will pay the Strategic Advisor a fee of $2,625,000, inclusive of the $500,000 accrued as of March 31, 2023 and December 31, 2022. The remaining $2,125,000 is contingent upon the consummation of the Business Combination.

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

On October 25, 2021, the Company entered into an agreement with a Consultant for investor relations and public relations services in connection with a Business Combination with Suneva. The Consulting Agreement specifically identified Suneva as the target of the Business Combination. Pursuant to the agreement, the Consultant would be paid a fee of $15,000 per month from the date of the agreement until the Business Combination with Suneva, with an additional $15,000 accruing each month until the Business Combination date. Additionally, pursuant to the agreement the Consultant would be paid a success fee of $300,000 contingent upon the consummation of the Business Combination with Suneva, a performance based fee of up to $200,000 upon the consummation of the Business Combination with Suneva if the Consultant achieved certain objectives, a retainer of $34,000 due upon the consummation of the Business Combination with Suneva which would be held to the term of the agreement, a fee of $17,000 per month for investor relations services for the combined entity commencing upon the consummation of the Business Combination with Suneva with the first payment due within 5 days of the Business Combination with Suneva and subsequent monthly payments due upon the first of the corresponding month of services, and a fee of $17,000 per month for public relations services for the combined entity commencing upon the consummation of the Business Combination with Suneva with the first payment due within 5 days of the Business Combination with Suneva and subsequent monthly payments due upon the first of the corresponding month of services. The Consultant stopped providing services in February 2023.

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

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ from those estimates. The initial valuation of the Public Warrants (as defined in Note 3), Rights (as defined in Note 3) common stock subject to redemption and the periodic valuation of the Private Warrants and Subscription Warrants (as defined in Note 6) required management to exercise significant judgement in its estimates.

Critical Accounting Policies

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

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

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges and credits to against additional paid in capital and accumulated deficit.

Net Income (loss) per Common Share

 Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The calculation of diluted income (loss) per common share does not consider the effect of the warrants and rights issued in connection with the (i) initial public offering, (ii) exercise of over-allotment, (iii) Private Placement, and (iv) extension financing since the exercise of the warrants and rights are contingent upon the occurrence of future events. The warrants and rights are exercisable to purchase 22,068,750 shares of common stock in the aggregate.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, Derivatives and Hedging. The Company’s derivative instruments are recorded at fair value and re-valued at each reporting date, with changes in the fair value reported in the unaudited condensed consolidated statements of operations. Derivative assets and liabilities are classified on the unaudited condensed consolidated balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument’ could be required within 12 months of the unaudited condensed consolidated balance sheet date. The Company has determined that the Public Warrants qualify for equity treatment and are not derivative instruments. The Public Warrants were measured at fair value and recorded as a component of additional paid-in capital at the time of issuance. The Company has determined that the private warrants and Subscription Warrants are derivative instruments. As the private warrants and Subscription Warrants meet the definition of a derivative, the private warrants and Subscription Warrants are measured at fair value at issuance and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the statement of operations in the period of change. In accordance with ASC Topic 825, Financial Instruments, the Company has concluded that a portion of the transaction costs which directly related to the initial public offering and the private placement, should be allocated to the Private Warrants based on their relative fair value, against total proceeds, and recognized as transaction costs in the statement of operations.

Debt with Conversion and Other Options

 The Company accounts for a series of unsecured senior promissory note agreements under ASC 470-20-25-1 and ASC 815-15-30-2. In accordance with ASC 470-20-25-1, the guidance on the allocation of proceeds for a debt instrument issued along with a derivative is to follow the guidance under ASC 815. In accordance with ASC 815-15-30-2, the proceeds from the sale of a debt instrument with stock purchase warrants (detachable call options) were allocated to the two elements using the with-and-without method at time of issuance.

Recent Accounting Standards

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires companies to disclose, on an annual basis, specific categories in the effective tax rate reconciliation and provide additional information for reconciling items that meet a quantitative threshold. In addition, companies are required to disclose additional information about income taxes paid. The ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The standard is required to be adopted on a prospective basis; however, retrospective application is permitted. The Company is currently evaluating the effect the adoption of ASU 2023-09 will have on its condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this Item.

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

In addition, management identified deficiencies in internal control over financial reporting relating to the process of recording accounts payable, accrued expenses, tax liabilities and concluded that the failure to properly account for such accrued expenses constituted a material weakness as defined in the SEC regulations. Management additionally determined that a new material weakness existed as of March 31, 2022, June 30, 2022, September 30, 2022, and December 31, 2022 related to properly evaluating and disclosing contractual arrangements and differentiating them as contractual liabilities or accounting contingencies. As such, our Chief Executive Officer and Chief Financial Officer determined that the Company’s disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of March 31, 2023.

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

ITEM 2. UNREGISTERED SALES OF EQUITY AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.1

Clearday Note (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K/A for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission on February 21, 2024).

10.2	Extension of Clearday Note (incorporated by reference to Exhibit 10.2 to the Current Report on From 8-K filed with the Securities and Exchange Commission on June 5,2024).

10.3	Non-Redemption Agreement dated as of March 27, 2024 (incorporated by reference as Exhibit 10.1 to the Current Report on Form 8-K filed with the Securities and Exchange Commission on March 27, 2024).

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Viveon Health Acquisition Corp.

Date: June 6, 2024

By:	/s/ Jagi Gill
Jagi Gill
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Rom Papadopoulos
Rom Papadopoulos
Chief Financial Officer
(Principal Financial and Accounting)

